Form 10-Q
period 1996-06-30
MOVIEFONE INC
filed 1996-08-13
CIK 919867

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended June 30, 1996
                   -----------------------------------
                                   OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 0-23600

                             MOVIEFONE, INC.

         (Exact name of registrant as specified in its charter)

              DELAWARE                              13-3757816
              --------                              ----------
           (State or other jurisdic-              (I.R.S. Employer
           tion of incorporation or               Identification No.)
           organization)

                4 WORLD TRADE CENTER, NEW YORK, NEW YORK 10048
                ----------------------------------------------
            (Address of principal executive offices)    (Zip Code)


    Registrant's telephone number, including area code  212-504-7442
                                                        ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                                               YES   X   NO
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                   OUTSTANDING AT AUGUST 13, 1996

   Common stock, Class A par value $.01 per share         5,644,947
   Common stock, Class B par value $.01 per share         7,155,053

                             MOVIEFONE, INC.


                                  INDEX
                                  -----



                                                                 PAGE NO.
                                                                 --------
PART I     FINANCIAL INFORMATION:

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets                       3

           Condensed Consolidated Statements of Operations             4

           Condensed Consolidated Statements of Cash Flows             5

           Notes to Condensed Consolidated Financial Statements      6-8

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9-11


PART II    OTHER INFORMATION:*


Item 6.    Exhibits and Reports on Form 8-K                           12







* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                       MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------

                                                             June 30,        December 31,
                                                             --------        ------------
                                                               1996              1995
                                                               ----              ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                               $    989,570    $    839,337
   Short-term investments                                     5,019,561       6,025,743
   Trade accounts receivable                                  2,410,907       1,996,491
   Prepaid expenses and other current assets                    324,097         323,253
   Inventory                                                    112,062         167,717
   Due from related parties                                        --            93,524
                                                           ------------    ------------
     Total current assets                                     8,856,197       9,446,065

PROPERTY AND EQUIPMENT                                        5,102,902       4,946,935
ACCUMULATED DEPRECIATION                                     (3,105,802)     (2,618,655)
                                                           ------------    ------------
PROPERTY AND EQUIPMENT, net                                   1,997,100       2,328,280

LONG-TERM INVESTMENTS                                        11,731,524      12,019,869

OTHER ASSETS                                                    432,612         225,782
                                                           ------------    ------------

   TOTAL ASSETS                                            $ 23,017,433    $ 24,019,996
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                  $    171,683    $       --
   Accounts payable                                           1,158,739       1,389,006
   Accrued expenses and other current liabilities             1,375,507       1,005,711
                                                           ------------    ------------
     Total current liabilities                                2,705,929       2,394,717


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,644,947 shares of Class A
   Common Stock issued and outstanding in 1996 and 1995;
    7,155,053 shares of Class B Common Stock
    issued and outstanding in 1996 and 1995                     128,000         128,000

   Additional paid-in capital                                34,255,327      34,255,327
   Accumulated deficit                                      (14,071,823)    (12,758,048)
                                                           ------------    ------------
     Total stockholders' equity                              20,311,504      21,625,279
                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY           $ 23,017,433    $ 24,019,996
                                                           ============    ============



See notes to condensed consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -----------------------------------------------------------


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                    1996             1995           1996           1995
                                                ------------    ------------    ------------    ------------
REVENUE
  Advertising revenue                           $  1,875,616    $  1,402,037    $  3,144,382    $  2,263,169
  Sponsorship revenue                              1,050,055         850,247       2,107,568       1,592,427
  Ticket service fees, net                           528,625         538,929       1,176,844         920,104
  Other revenue                                       73,357          61,479         226,869          70,044
                                                ------------    ------------    ------------    ------------
    Total revenue                                  3,527,653       2,852,692       6,655,663       4,845,744
                                                ------------    ------------    ------------    ------------

COST OF SERVICES
  Advertising commissions                            155,458         198,621         216,749         327,041
  Ticket sales servicing and transaction fees        168,838         191,691         368,153         355,076
  Telecommunications                                 272,200         216,019         518,353         431,799
  Other expenses                                      79,946          38,055         159,784          38,055
                                                ------------    ------------    ------------    ------------
    Total cost of services                           676,442         644,386       1,263,039       1,151,971
                                                ------------    ------------    ------------    ------------

    Gross Profit                                   2,851,211       2,208,306       5,392,624       3,693,773

OTHER COSTS AND EXPENSES
  Selling, general and administrative              1,678,858       1,263,354       3,232,113       2,589,276
  Advertising and promotions                       1,232,482       1,051,383       2,511,259       2,049,801
  Legal expenses                                     395,579         253,999       1,022,579         570,073
  Depreciation and amortization                      248,478         193,605         487,147         371,560
  Interest income                                   (269,834)       (299,372)       (546,699)       (607,304)
                                                ------------    ------------    ------------    ------------

    Total other costs and expenses                 3,285,563       2,462,969       6,706,399       4,973,406
                                                ------------    ------------    ------------    ------------

NET LOSS                                           ($434,352)      ($254,663)    ($1,313,775)    ($1,279,633)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE                             ($0.03)         ($0.02)         ($0.10)         ($0.10)
                                                ============    ============    ============    ============

AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       12,800,000      12,800,000      12,800,000      12,800,000
                                                ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         -----------------------------------------------------------

                                                                        SIX MONTHS ENDED
                                                                            June 30,
                                                                      1996           1995
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(1,313,775)   $(1,279,633)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                   487,147        371,560
      Amortization of premium/discount on investment securities        63,171        (83,419)
      Barter services received                                      1,964,868      1,481,064
      Barter services provided                                     (1,964,868)    (1,481,064)
      Net changes in assets and liabilities                          (161,699)        92,284
                                                                  -----------    -----------

            Net cash used in operating activities                    (925,156)      (899,208)
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities                           (2,768,644)    (4,856,519)
      Maturities of investment securities                           4,000,000      8,759,614
      Purchases of property and equipment                            (155,967)      (691,816)
                                                                  -----------    -----------

            Net cash provided by investing activities               1,075,389      3,211,279
                                                                  -----------    -----------

            Net increase in cash and cash equivalents                 150,233      2,312,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        839,337        531,172
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   989,570    $ 2,843,243
                                                                  ===========    ===========



See notes to condensed consolidated financial statements

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - -------------------------------------------------------------------------------


1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc ( the "Company" ) and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the three and six month periods ended June 30, 1996 and 1995. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of financial results on an annual basis.

2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

4. On October, 26 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleges that the Company breached the terms of an agreement (the "Agreement") with PCC's predecessor, Pacer/CATS Corporation ("Pacer/CATS"), to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster Inc. ("Ticketmaster"), the Company's main competitor. The Demand sought an injunction and damages in an unspecified amount.

     On November 22, 1994, after Pacer/CATS failed to answer the Demand, the Company moved by Order to Show Cause in the Supreme Court of the State of New York, New York County in an action entitled PromoFone, Inc. et al. v. PCC Management, Inc., to compel arbitration and restrain PCC from pursuing its California Action. On January 27, 1995, the court ordered arbitration before the AAA of all disputes and enjoined PCC from prosecuting any action or proceeding related to the Agreement. On April 4, 1995, PCC filed a motion asking the Supreme Court to reconsider its order. On April 27, 1995, the Supreme Court denied PCC's motion. PCC subsequently appealed this order and filed a motion seeking a stay of arbitration pending appeal. This motion was denied. On February 8, 1996, the appellate division denied PCC's appeal of the Supreme Court's January 27, 1995 order.

     On July 6, 1995 the Company was sued by Pacer/CATS/CCS - a Wembley Ticketmaster Joint Venture ("JV") in the Supreme Court of the State of New York in an action entitled Pacer/CATS/CCS - a Wembley Ticketmaster Joint Venture v. MovieFone, Inc., Promofone, Inc., and The Teleticketing Company, LP (the "New York Action") alleging that the Agreement between the Company and Pacer/CATS is void or voidable, or, in the alternative, the Agreement does not bind the JV and seeks damages from the Company for alleged tortious conduct. On August 17, 1995, the Supreme Court stayed the New York Action pending resolution of the arbitration between the Company and PCC. The Court found that the two actions were "intertwined". Pacer/CATS/CCS appealed that decision. On April 2, 1996, the appellate division denied Pacer/CATS/CCS's appeal of the Supreme Court's August 17, 1995 decision.

     The arbitration is proceeding before the AAA. On July 28, 1995 the AAA appointed the neutral third arbitrator. On January 19, 1996, PCC filed counterclaims, alleging that the Company breached the February 1992 Agreement by allegedly charging a "usurious rate of interest on its financing/subsidizing of PCC's equipment sales", making improper contacts with theaters, failing to provide financial disclosures, making "false, deceptive and unfair statements to theater owners and operators", and by "appropriating PCC's equipment and proprietary information". PCC has requested a declaration that the February 1992 Agreement is void and an award of unspecified damages. Pacer/CATS has repeatedly requested postponement of the arbitration and evidentiary hearings are now scheduled to commence on September 30, 1996. The Company believes that its claims are well based and that the allegations against it are without merit, and the Company will contest them vigorously. Although the outcome of such matter is not presently determinable, the Company believes that the outcome will not result in any material adverse impact on the financial condition and results of operations of the Company.

     On March 17, 1995, the Company filed an action against Ticketmaster in the federal court in the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered.

      On January 31, 1996, Ticketmaster-New York, Inc. and Ticketmaster Corporation filed a summons and complaint against the Company and others in the Supreme Court of the State of New York, New York County, for defamation as a result of alleged misstatements regarding the U.S. Department of Justice's investigation of Ticketmaster. The Company has moved to dismiss this suit on several grounds and believes it has several meritorious defenses. Oral argument on the motion to dismiss is scheduled to be heard in August 1996.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

Second quarter total revenue increased 24% from $2.85 million in 1995 to $3.53 million in 1996. Advertising revenue increased 34% from $1.40 million in the second quarter of 1995 to $1.88 million in the second quarter of 1996. The increase in advertising revenue was the result of an increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold. The percentage of calls on which the Company sold advertising time decreased from 96% in the second quarter of 1995 to 94% in the second quarter of 1996. Sponsorship revenue increased 24% from $.85 million in 1995 to $1.05 million in 1996 due to increased barter services provided. Ticket service fees decreased 2% from $.54 million in the second quarter of 1995 to $.53 million in the second quarter of 1996. The decrease in ticket service fees is due to a decrease in the number of tickets sold, offset by an increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets and from $1.00 to $1.50 in Manhattan. Other revenue increased 17% from $.06 million in the second quarter of 1995 to $.07 million in the second quarter of 1996. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 6% from $.64 million to $.68 million from the second quarter of 1995 to the second quarter of 1996. These costs increased primarily due to the increase in telecommunications costs.

Second quarter gross profit increased 29% from $2.21 million in 1995 to $2.85 million in 1996.

Total other costs and expenses increased 34% from $2.46 million to $3.29 million from the second quarter of 1995 to the second quarter of 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in nearly all areas of the Company's business, the increase in advertising and promotion expenses, and increased legal expenses. The increase in legal expenses relates primarily to the Company's ongoing arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 4 to the Company's condensed consolidated financial statements.)

The second quarter net loss increased 72% from $.25 million ($.02 per share) in 1995 to $.43 million ($.03 per share) in 1996.

The number of calls received by the Company's MovieFone service increased 28% from 10.7 million in the second quarter of 1995 to 13.7 million in the second quarter of 1996. The Company believes that the growth in its calls received from the second quarter of 1995 to the second quarter of 1996 was the result of the addition of new markets and theaters, increased awareness in established markets, and an increase in domestic movie theatre attendance.

The number of tickets sold through MovieFone decreased 10% from 576,000 in the second quarter of 1995 to 520,000 in the second quarter of 1996. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were fewer of these "hit" movies in the second quarter of 1996 than in the second quarter of 1995, which contributed to the decrease in the Company's ticket sales.

The Company added one new market during the second quarter of 1996 (Cincinnati) bringing its total number of markets to 27.


Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

First half total revenue increased 37% from $4.85 million in 1995 to $6.66 million in 1996. Advertising revenue increased 39% from $2.26 million in the first half of 1995 to $3.14 million in the first half of 1996. The increase in advertising revenue was the result of the increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold. The percentage of calls on which the Company sold advertising time was 87% in the first half of 1995 and the first half of 1996. Sponsorship revenue increased 33% from $1.59 million in 1995 to $2.11 million in 1996 due to increased barter services provided and cash sponsorships earned. Ticket service fees increased 28% from $.92 million in the first six months of 1995 to $1.18 million in the first six months of 1996. The increase in ticket service fees is due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets and from $1.00 to $1.50 in Manhattan. Other revenue increased 229% from $.07 million in the first half of 1995 to $.23 million in the first half of 1996. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 10% from $1.15 million to $1.26 million from the first half of 1995 to the first half of 1996. These costs increased primarily due to the increase in telecommunications costs and the increase in other expenses, consisting primarily of the cost of sales of the Company's Mars II theater management system.

First half gross profit increased 46% from $3.69 million in 1995 to $5.39 million in 1996.

Total other costs and expenses increased 35% from $4.97 million to $6.71 million from the first half of 1995 to the first half of 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in nearly all areas of the Company's business, the increase in advertising and promotion expenses, and increased legal expenses. The increase in legal expenses relates primarily to the Company's ongoing arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 4 to the Company's condensed consolidated financial statements.)

The first half net loss increased 2% from $1.28 million ($.10 per share) in 1995 to $1.31 million ($.10 per share) in 1996.

The number of calls received by the Company's MovieFone service increased 37% from 19.6 million in the first half of 1995 to 26.9 million in the first half of 1996.

The number of tickets sold through MovieFone increased 10% from 999,000 in the first half of 1995 to 1,099,000 in the first half of 1996.

The Company believes that the growth in its calls received and the number of tickets sold from the first half of 1995 to the first half of 1996 were the result of the addition of new markets and theaters, the promotional efforts of its marketing staff, and an estimated 16% increase in domestic movie theatre attendance.

The Company added one new market during the first half of 1996 (Cincinnati) bringing its total number of markets to 27.



LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance increased 18% from $.84 million at December 31, 1995 to $.99 million at June 30, 1996, primarily due to the maturities of investment securities during the first six months of 1996.

From the six months ended June 30, 1995 to the six months ended June 30, 1996, net cash used in operating activities increased 3% from $.90 million to $.93 million.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

                None

      (b) There were no reports on Form 8-K filed for the twelve weeks ended June 30, 1996.






                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOVIEFONE, INC.
                                               (Registrant)





Date:                                     /s/ ANDREW R. JARECKI
                                          ---------------------------------
      August 13, 1996                     Andrew R. Jarecki
                                          Chief Executive Officer



Date:                                     /s/ ADAM H. SLUTSKY
                                          ---------------------------------
      August 13, 1996                     Adam H. Slutsky, Chief Financial
                                          Officer and Chief Operating Officer