Form 10-Q
period 1996-09-30
MOVIEFONE INC
filed 1996-11-14
CIK 919867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23600

                                MOVIEFONE, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3757816
        -------------------------                     ------------------
        (State or other jurisdic-                     (I.R.S. Employer
        tion of incorporation or                      Identification No.)
             organization)

                  335 MADISON AVENUE, NEW YORK, NEW YORK 10017
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code   212-450-8000
                                                           ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                                            YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    CLASS                      OUTSTANDING AT NOVEMBER 13, 1996
                    -----                      --------------------------------
Common stock, Class A par value $.01 per share              5,650,947
Common stock, Class B par value $.01 per share              7,155,053

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

                        MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    1996               1995
                                                                -------------     -------------
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                      $   1,353,701     $     839,337
 Short-term investments                                             5,010,637         6,025,743
 Trade accounts receivable                                          2,075,595         1,996,491
 Prepaid expenses and other current assets                            591,635           323,253
 Inventory                                                            161,334           167,717
 Due from related parties                                               -                93,524
                                                                -------------     -------------
  Total current assets                                              9,192,902         9,446,065

PROPERTY AND EQUIPMENT                                              5,205,682         4,946,935
ACCUMULATED DEPRECIATION                                           (3,357,160)       (2,618,655)
                                                                -------------     -------------
PROPERTY AND EQUIPMENT, net                                         1,848,522         2,328,280

LONG-TERM INVESTMENTS                                              11,708,651        12,019,869

OTHER ASSETS                                                          369,764           225,782
                                                                -------------     -------------

  TOTAL ASSETS                                                  $  23,119,839     $  24,019,996
                                                                =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Due to related parties                                         $      43,586     $       -
 Accounts payable                                                   1,039,532         1,389,006
 Accrued expenses and other current liabilities                     1,635,838         1,005,711
                                                                -------------     -------------
  Total current liabilities                                         2,718,956         2,394,717


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock par value $.01 per share;
  5,000,000 shares authorized, no shares issued
 Common Stock, par value $.01 per share; 30,000,000
  shares authorized; 5,650,947 and 5,644,947 shares in
  1996 and 1995, respectively, of Class A Common Stock
  issued and outstanding; 7,155,053 shares of Class B
  Common Stock issued and outstanding in 1996 and 1995.               128,060           128,000

 Additional paid-in capital                                        34,279,267        34,255,327
 Accumulated deficit                                              (14,006,444)      (12,758,048)
                                                                -------------     -------------
  Total stockholders' equity                                       20,400,883        21,625,279
                                                                -------------     -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  23,119,839     $  24,019,996
                                                                =============     =============

See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -----------------------------------------------------------

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                             1996           1995           1996           1995
                                                          ----------     ----------     ----------     ----------
REVENUE
 Advertising revenue                                      $2,091,835     $1,551,945     $5,236,217     $3,815,114
 Sponsorship revenue                                       1,097,225        938,641      3,204,793      2,531,068
 Ticket service fees, net                                    679,397        424,581      1,856,241      1,344,685
 Other revenue                                               102,710         85,592        329,579        155,636
                                                          ----------     ----------     ----------     ----------
  Total revenue                                            3,971,167      3,000,759     10,626,830      7,846,503
                                                          ----------     ----------     ----------     ----------

COST OF SERVICES
 Advertising commissions                                     218,167        163,789        434,916        490,830
 Ticket sales servicing and transaction fees                 169,957        170,203        538,110        525,279
 Telecommunications                                          286,423        260,296        804,776        692,095
 Other expenses                                               49,765         14,467        209,549         52,522
                                                          ----------     ----------     ----------     ----------
  Total cost of services                                     724,312        608,755      1,987,351      1,760,726
                                                          ----------     ----------     ----------     ----------

  GROSS PROFIT                                             3,246,855      2,392,004      8,639,479      6,085,777

OTHER COSTS AND EXPENSES
 Selling, general and administrative                       1,448,512      1,263,137      4,680,625      3,852,413
 Advertising and promotions                                1,323,386      1,248,589      3,834,645      3,298,390
 Legal expenses                                              429,907        242,417      1,452,486        812,490
 Depreciation and amortization                               251,358        197,677        738,505        569,237
 Interest income                                            (271,687)      (294,081)      (818,386)      (901,385)
                                                          ----------     ----------     ----------     ----------

  Total other costs and expenses                           3,181,476      2,657,739      9,887,875      7,631,145
                                                          ----------     ----------     ----------     ----------

Income (Loss) Before Income Taxes                             65,379       (265,735)    (1,248,396)    (1,545,368)

Income Taxes                                                    -              -              -              -
                                                          ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                         $   65,379      ($265,735)   ($1,248,396)   ($1,545,368)
                                                          ==========     ==========     ==========     ==========

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                                       $0.01         ($0.02)        ($0.10)        ($0.12)
                                                          ==========     ==========     ==========     ==========


AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                              12,899,697     12,800,000     12,800,416     12,800,000
                                                          ==========     ==========     ==========     ==========

See notes to condensed consolidated financial statements.

                          MOVIEFONE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            -----------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1996           1995
                                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(1,248,396)   $(1,545,368)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                          738,505        569,237
  Amortization of premium/discount on investment securities               94,968       (129,897)
  Barter services received                                             2,987,165      2,351,291
  Barter services provided                                            (2,987,165)    (2,351,291)
  Net changes in assets and liabilities                                  (67,322)      (688,969)
                                                                      ----------     ----------

     Net cash used in operating activities                              (482,245)    (1,794,997)
                                                                      ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities                                  (2,768,644)    (7,852,169)
  Maturities of investment securities                                  4,000,000     10,759,614
  Purchases of property and equipment                                   (258,747)      (895,025)
                                                                      ----------     ----------

     Net cash provided by investing activities                           972,609      2,012,420
                                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                 24,000          -
                                                                      ----------     ----------

     Net cash provided by financing activities                            24,000          -
                                                                      ----------     ----------

     Net increase in cash and cash equivalents                           514,364        217,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           839,337        531,172
                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,353,701    $   748,595
                                                                      ==========     ==========

See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc ( the "Company" ) and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the three and nine month periods ended September 30, 1996 and 1995. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10- K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of financial results on an annual basis.

2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock- based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

4. On October 26, 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleges that the Company breached the terms of an agreement (the "Agreement") with PCC's predecessor, Pacer/CATS Corporation ("Pacer/CATS"), to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster Inc. ("Ticketmaster"), the Company's main competitor. The Demand sought an injunction and damages in an unspecified amount.

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

      The arbitration is proceeding before the AAA. On January 19, 1996, PCC filed counterclaims, alleging that the Company breached the February 1992 Agreement by allegedly charging a "usurious rate of interest on its financing/subsidizing of PCC's equipment sales", making improper contacts with theaters, failing to provide financial disclosures, making "false, deceptive and unfair statements to theater owners and operators", and by "appropriating PCC's equipment and proprietary information". PCC has requested a declaration that the February 1992 Agreement is void and an award of unspecified damages. Evidentiary hearings took place from September 30, 1996 through October 18, 1996. The hearings are scheduled to recommence on December 9, 1996. During the October 1996 hearings, PCC withdrew with prejudice its counterclaim that the Company breached the 1992 Agreement by charging a usurious rate of interest to PCC. The Company believes that its claims are well based and that the allegations against it are without merit, and the Company will contest them vigorously. Although the outcome of such matter is not presently determinable, the Company believes that the outcome will not result in any material adverse impact on the financial condition and results of operations of the Company.

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

      On January 31, 1996, Ticketmaster-New York, Inc. and Ticketmaster Corporation filed a summons and complaint against the Company and others in the Supreme Court of the State of New York, New York County, for defamation as a result of alleged misstatements regarding the U.S. Department of Justice's investigation of Ticketmaster. On September 9, 1996, the Supreme Court granted the Company's motion to dismiss the suit in its entirety. On October 10, 1996, Ticketmaster filed a notice of appeal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

Third quarter total revenue increased 32% from $3.00 million in 1995 to $3.97 million in 1996. Advertising revenue increased 35% from $1.55 million in the third quarter of 1995 to $2.09 million in the third quarter of 1996. The increase in advertising revenue was the result of an increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold. Advertising revenue in the third quarter of 1996 also included the first sales of the Company's new advertising product called "Previews". The percentage of calls on which the Company sold advertising time was 84% in the third quarter of 1995 and 1996. Sponsorship revenue increased 17% from $.94 million in 1995 to $1.10 million in 1996 primarily due to increased barter services provided. Ticket service fees increased 62% from $.42 million in the third quarter of 1995 to $.68 million in the third quarter of 1996. The increase in ticket service fees is primarily due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets and from $1.00 to $1.50 in Manhattan. Other revenue increased 11% from $.09 million in the third quarter of 1995 to $.10 million in the third quarter of 1996. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 18% from $.61 million to $.72 million from the third quarter of 1995 to the third quarter of 1996. These costs increased primarily due to the increase in advertising commissions resulting from increased advertising sales, and the increase in other expenses, consisting primarily of the cost of sales of the Company's Mars II theater management system.

Third quarter gross profit increased 36% from $2.39 million in 1995 to $3.25 million in 1996.

Total other costs and expenses increased 20% from $2.66 million to $3.18 million from the third quarter of 1995 to the third quarter of 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in nearly all areas of the Company's business, the increase in advertising and promotion expenses, and increased legal expenses. The increase in legal expenses relates to the Company's ongoing arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 4 to the Company's condensed consolidated financial statements.)

The third quarter net income of $.07 million ($.01 per share) in 1996 is an increase of 126% over the third quarter net loss of $.27 million ($.02 per share) in 1995.

The number of calls received by the Company's MovieFone service increased 17% from 13.3 million in the third quarter of 1995 to 15.5 million in the third quarter of 1996. The Company believes that the growth in its calls received was the result of the addition of new markets and theaters, and increased awareness in established markets.

The number of tickets sold by the Company's MovieFone service increased 14% from .49 million in the third quarter of 1995 to .56 million in the third quarter of 1996. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in the third quarter of 1996 than in the third quarter of 1995, which contributed to the increase in the Company's ticket sales.

The Company added one new market during the third quarter of 1996 (Salt Lake
City) bringing its total number of markets to 28.


Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

Total revenue increased 35% from $7.85 million to $10.63 million from the first nine months of 1995 to the first nine months of 1996. Advertising revenue increased 37% from $3.82 million in the first nine months of 1995 to $5.24 million in the first nine months of 1996. The increase in advertising revenue was primarily the result of the increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold. The percentage of calls on which the Company sold advertising time increased from 85% in the first nine months of 1995 to 86% in the first nine months of 1996. Sponsorship revenue increased 26% from $2.53 million in 1995 to $3.20 million in 1996 primarily due to increased barter services provided. Ticket service fees increased 39% from $1.34 million in the first nine months of 1995 to $1.86 million in the first nine months of 1996. The increase in ticket service fees is primarily due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets and from $1.00 to $1.50 in Manhattan. Other revenue increased 106% from $.16 million in the first nine months of 1995 to $.33 million in the first nine months of 1996. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 13% from $1.76 million to $1.99 million from the first nine months of 1995 to the first nine months of 1996. These costs increased primarily due to the increase in telecommunications costs and the increase in other expenses, consisting primarily of the cost of sales of the Company's Mars II theater management system.

Gross profit increased 42% from $6.09 million in the first nine months of 1995 to $8.64 million in the first nine months of 1996.

Total other costs and expenses increased 30% from $7.63 million to $9.89 million from the first nine months of 1995 to the first nine months of 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in nearly all areas of the Company's business, the increase in advertising and promotion expenses, and increased legal expenses. The increase in legal expenses relates to the Company's ongoing arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 4 to the Company's condensed consolidated financial statements.)

Net loss decreased 19% from $1.55 million ($.12 per share) in the first nine months of 1995 to $1.25 million ($.10 per share) in the first nine months of 1996.

The number of calls received by the Company's MovieFone service increased 29% from 32.9 million in the first nine months of 1995 to 42.4 million in the first nine months of 1996.

The number of tickets sold by the Company's MovieFone service increased 11% from 1.49 million in the first nine months of 1995 to 1.66 million in the first nine months of 1996.

The Company believes that the growth in its calls received and the number of tickets sold from the first nine months of 1995 to the first nine months of 1996 were the result of the addition of new markets and theaters, increased awareness in established markets, and an estimated 9% increase in domestic movie theatre attendance.

The Company added two new markets during the first nine months of 1996 (Cincinnati and Salt Lake City) bringing its total number of markets to 28.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance increased 61% from $.84 million at December 31, 1995 to $1.35 million at September 30, 1996, primarily due to the maturities of investment securities during the first nine months of 1996.

From the nine months ended September 30, 1995 to the nine months ended September 30, 1996, net cash used in operating activities decreased 73% from $1.79 million to $.48 million. This decreased use of cash is mainly due to the decreased net changes in assets and liabilities, and the decreased net loss for the nine months ended September 30, 1996.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                   None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOVIEFONE, INC.
                                             (Registrant)







Date:                                       /s/ ADAM H. SLUTSKY
         November 13, 1996                  -----------------------------------
                                            Adam H. Slutsky, Chief Financial
                                            Officer and Chief Operating Officer
                                            (Duly authorized signatory)