Form 10-K
period 1996-12-31
MOVIEFONE INC
filed 1997-03-31
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to

                         Commission File Number 0-23600

                                MOVIEFONE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3757816
   (State or other jurisdic-                        (I.R.S. Employer
     tion of incorporation                       or Identification No.)
          organization)

                  335 MADISON AVENUE, NEW YORK, NEW YORK 10017
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 212-450-8000

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, par               The Nasdaq National Market
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   YES [X]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Class A Common Stock on March 27, 1997, as reported on NASDAQ was approximately $13,920,756. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 1997, the Registrant had outstanding 5,650,947 shares of Class A Common Stock, par value $.01 per share and 7,155,053 shares of Class B Common Stock, par value $.01 per share.

                      Documents Incorporated by Reference
              Part III: Portions of Registrant's Proxy Statement
                    to be filed within 120 days of the end
                  of the fiscal year covered by this report.


                                  Page 1 of 27
                     Index to Exhibits on Page E-1 and E-2

                        MOVIEFONE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                   FORM 10-K


                                                                           PAGE
                                     PART I


Item 1.   BUSINESS                                                            3

Item 2.   PROPERTIES                                                         12

Item 3.   LEGAL PROCEEDINGS                                                  13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15


                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                              16

Item 6.   SELECTED FINANCIAL DATA                                            17

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                        18

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        24

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         24


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 25

Item 11.  EXECUTIVE COMPENSATION                                             25

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     25

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     25


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON            26
          FORM 8-K SIGNATURES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          EXHIBIT INDEX

                                     PART I


ITEM 1.   BUSINESS


General

        MovieFone, Inc. (the "Company") is the leading provider of interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide ("MovieFone") and its online service ("MovieLink"). MovieFone(R), commonly known by its trademark telephone numbers such as 777-FILM(R), and MovieLink(R) provide moviegoers with movie listings for approximately 11,500 movie screens (representing more than 95 percent of the total movie screens in the Company's markets and approximately 40 percent of the total screens in the United States) and the ability to purchase tickets in advance by credit card for many of these screens. The Company currently operates in 29 markets: New York, Los Angeles, San Francisco, Boston, Chicago, Dallas/Ft. Worth, Miami, Denver, Philadelphia, San Diego, Houston, Cleveland, Washington, D.C., Atlanta, Palm Springs, Santa Barbara, Minneapolis/St. Paul, Sacramento, Seattle, Tampa/St. Petersburg, Orlando, Phoenix, Detroit, Las Vegas, Kansas City, Cincinnati, Salt Lake City, San Antonio and its first international market, Toronto. The Company also provides "Private Label" MovieFone systems for individual theater chains. During the year ended December 31, 1996, the Company received approximately
56.9 million MovieFone calls and sold approximately 2.4 million tickets via teleticketing.

        At the beginning of each call, MovieFone callers hear a 20-second advertisement for an upcoming movie (the "Feature Billboard"), after which they access movie listings by selecting a movie and theater using the buttons on their touch-tone telephone. MovieFone provides these listings free of charge and, for a $1.00 to $1.50 per-ticket fee, offers callers the opportunity to purchase tickets in advance, thereby avoiding ticket-buyers lines and the disappointment of being turned away from a sold-out show. The Feature Billboard advertisement, which the Company sells primarily to motion picture studios on a per-call basis, provides these advertisers with a highly-targeted medium for marketing their movies, with the added benefit that it is linked to a direct ticket-selling mechanism.

        The Company's primary sources of revenue include (i) advertising sales and promotional services on MovieFone and MovieLink to motion picture studios and other advertisers ($7.7 million, $5.1 million, and $4.1 million in 1996, 1995, and 1994 respectively), (ii) sponsorships and other promotional services to local media and credit card companies ($4.4 million, $3.7 million, and $2.1 million in 1996, 1995, and 1994, respectively) and (iii) service fees for movie tickets sold to the public via MovieFone's and MovieLink's teleticketing service ($2.7 million, $2.1 million, and $1.9 million in 1996, 1995 and 1994, respectively).

        The Company was incorporated in Delaware in March 1994 for the purpose of acquiring PromoFone, a California corporation, ("PromoFone") and The Teleticketing Company, L.P., a Delaware limited partnership, ("The Teleticketing Company"). Immediately prior to the consummation of the Company's initial public offering on May 13, 1994, each of the security holders of PromoFone and each of the partners of The Teleticketing Company transferred their respective ownership interests in PromoFone (including options to purchase common stock of PromoFone) and The Teleticketing Company to the Company in exchange for shares of the Company's Class A and Class B Common Stock (and options to purchase the Company's Class A Common Stock) (the "Reorganization"). As a result of the Reorganization, PromoFone and The Teleticketing Company became wholly-owned by the Company. PromoFone was formed in 1989 and has provided MovieFone services since that time, and teleticketing services from April 1991 to March 1992. The Teleticketing Company was formed in March 1992 at which time it commenced providing the teleticketing services now being provided by the Company.


Core Business

   MovieFone Advertising Sales and Promotions

        Each MovieFone caller hears a single 20-second Feature Billboard advertisement at the beginning of each call. The Company sells this time on a per-call basis to motion picture studios that use it to advertise their movies and to consumer products companies that use it to advertise their merchandise and services. During 1996 the Company also began selling a new advertising position on MovieFone called "Previews". The Company sells this time on a per-preview basis to motion picture studios that use it to advertise their movies. Previews provide MovieFone callers with movie descriptions including stars, plot, running time, and rating.

        All of the major motion picture studios and most "mini-majors" have advertised on MovieFone including, among others, Buena Vista Distribution (the distribution arm of Touchstone Pictures, Walt Disney Pictures, and Hollywood Pictures), Columbia Pictures, MGM, Miramax, Paramount Pictures, TriStar Pictures, 20th Century Fox, Universal Pictures and Warner Brothers. Non-studio customers have included, among others, Samsung, Columbia Records, HBO, NBC, and MCI. Historically the Company has sold the bulk of its available advertising time to motion picture studios. During 1996, MovieFone's average rate card price for advertisers was $0.15 per call for Feature Billboard advertisements and $20,000 per Preview, though advertisers may receive a discount for bulk purchases of advertising time.

        The Feature Billboard is sold on a per-call basis and may be "rotated" among multiple advertisers. For example, the Company may sell 50 percent of its calls in a specified week to each of two advertisers. In this case, MovieFone's call distribution system ensures that every other caller hears the advertisement for the second movie in the rotation. While advertising time on MovieFone is generally sold nationally for all MovieFone markets, the Company can also sell advertisers time for each MovieFone market. MovieFone also enables advertisers to customize and rotate different messages in one or multiple markets. Because Feature Billboard advertisements are sold on a per-call basis, the Company believes that as MovieFone call volume increases, the Company's opportunity to earn greater advertising revenues will also increase.

        The Company's primary market for selling advertising time has been motion picture studios. In 1996, 90 films were advertised on MovieFone. According to Entertainment Data Inc., the seven major motion picture studios have, in the aggregate, released an average of 144 movies per year since 1991.

        In addition to the services the Company offers under MovieFone's centralized numbers such as 777-FILM(R), which provide movie listings and teleticketing services for multiple theater chains in a given market ("MovieFone Systems"), the Company provides some theater chains with systems that provide these services for a single theater chain in a given market ("Private Label MovieFone Systems"). As with MovieFone Systems, the Company is able to run Feature Billboard advertisements and sell tickets on these Private Label MovieFone Systems.

   Teleticketing

        The Company currently sells tickets for most major theater chains in 15 of MovieFone's markets. The Company currently charges ticket buyers a service fee of $1.00 to $1.50 per ticket purchased through MovieFone. MovieFone's teleticketing service assists theater chain operators in maximizing ticket sales and directing callers to alternate theaters and showtimes which is especially useful when a given show is sold out.

        The Company sells tickets through its automated teleticketing system without the use of live operators, mailing of tickets, or other labor intensive elements of conventional box-office or telephone ticket sales. After hearing showtimes for a movie and theater of their choice, MovieFone callers are asked if they wish to purchase tickets. They are then asked to enter their credit card number and the number of tickets they require, and are instructed to pick up their tickets at the theater. Tickets may be retrieved at the theater either through an ATM-style ticket dispensing machine located in the theater lobby or at a "will call" window at the theatre box-office. Pacer/CATS Corporation ("Pacer/CATS") is one of the vendors currently providing teleticketing equipment to on-line theaters (on-line theaters account for approximately 54 percent of the Company's teleticketing theaters). For a discussion of pending legal proceedings involving the Company and Pacer/CATS, see "Item 3. Legal Proceedings".

        The Company's on-line teleticketing system links directly into the theater's box-office inventory computer and gives MovieFone the ability to sell 100 percent of the tickets for a particular show, and to sell tickets up to the minute at which the movie starts. In addition, the Company has developed a proprietary off-line teleticketing system which it currently provides to approximately 46 percent of its teleticketing theaters. This system, known as the MovieFone Advance Reservation System I, or "MARS I," does not require an on-line interface to the box-office system. MARS I is therefore compatible with all types of theater box-office equipment and significantly less expensive to implement than the on-line teleticketing system. MARS I sells tickets from an inventory of tickets specifically allocated by the theater for advance sale. As of December 31, 1996, the Company had installed an upgraded version of MARS I known as MARS II at several teleticketing theaters in its markets. This upgraded system, in addition to providing theaters with a complete theater management system for all movie theater scheduling, ticketing and concession operations, also permits on-line teleticketing via MovieFone.

        In addition to the MARS II theater management systems and Pacer/CATS, there are several other suppliers of box-office equipment to movie theaters. For this reason, the Company has developed a teleticketing interface which can be utilized by any other box-office equipment supplier to permit teleticketing through MovieFone. The Company is using this interface at a number of theaters in the New York, Chicago, Boston, Denver, and Los Angeles metropolitan areas.

   Sponsorships

        The Company has numerous sponsorship agreements with radio stations, cellular telephone companies and local newspapers, including The New York Times and the Los Angeles Times. These entities provide the Company with advertising space or airtime in return for promotional "sponsorship" mentions on the local MovieFone System and presence on the Company's in-theater promotional materials. Many of the entities also provide revenue in the form of quarterly promotional fees or other consideration.

        In addition, the Company has sold a "preferred card" sponsorship to American Express. In return for an annual fee, the Company includes the logo of the American Express charge card on its in-theater promotional materials, in its newspaper and other print advertising, and mentions the American Express card as part of the message teleticketing customers hear on MovieFone (e.g. "We welcome the American Express Card, and also accept . . ."). The Company also has agreements with a number of cellular telephone companies, including AT&T Wireless and GTE Mobilnet. These agreements allow the cellular telephone companies to permit their subscribers to access MovieFone using a special abbreviated dialing pattern (such as "*-FILM") in return for which the Company receives payments, promotional support, and/or free cellular airtime.


New Business Opportunities

   MovieLink

        MovieLink, the online version of MovieFone, which was originally launched in the form of a stand-alone kiosk in 1994, was launched on the Internet's World Wide Web in July 1995 and currently logs over 200,000 users each week. The service offers users movie showtimes, ticket sales, trailer and still photo downloads, movie synopses, movie production notes, a parents' ratings guide, a movie merchandise store, and a chat area. Users may access MovieLink through one of several commercial online services or directly through the Internet. To help increase MovieLink usage, the Company has entered into marketing alliances with such commercial online services as America Online, WebTV, and the Microsoft Network, which provide direct connections to MovieLink from their respective entertainment sections. In addition, the Company has established two-way links with hundreds of major Web sites for promotion and traffic-building. The Company has begun selling advertising on MovieLink (users must view a banner advertisement on each page) to a number of motion picture studios, as well as various other advertisers, including Samsung, US West, Chase Manhattan Bank, NBC, and Columbia House. The Company also earns service fees when MovieLink users purchase tickets through MovieLink.

        During 1996, the Company entered into agreements with many motion picture studios to provide them with a custom link from all their studio web sites to a custom page on MovieLink. This custom page provides theater and showtime information only for the specific movie being promoted on the studio's web site. MovieLink earns a service fee for providing these custom links, which is reported in Other Revenue in the statement of operations.

   Mars Theater Management Systems

        During 1994, the Company purchased a theater management software system from a related party for $222,000, which amount reflected the cost of such system. This software system, known as MARS Theater Management Systems ("MARS II"), provides theaters with a complete point-of-sale and theater management system which provides functions including theater scheduling, ticketing (including on-line teleticketing through MovieFone), and concession operations. In 1995 the Company began testing the MARS II system in selected theaters at no cost to the host exhibitors. Subsequent to these successful tests, the Company began selling MARS II systems to exhibitors on a limited basis until its general release in the first quarter of 1996. As of December 31, 1996, seventeen systems were installed in theaters in several markets across the United States, including one theater in a market in which MovieFone does not currently operate.

   Other Ticketing Services

        The Company believes that some of the elements of its teleticketing system may be applicable to the sale of tickets for non-movie events, such as live theater, concerts, and sporting events, and that there may be an opportunity to expand its teleticketing capabilities to include the sale of tickets to these events. The Company does not currently provide any of these services, nor has it generated any revenue from these services and no assurances can be given that, if it determines to provide these services, the Company will be successful in doing so.

   Direct Marketing and Research

        The Company conducts surveys of MovieFone callers from time to time in which callers provide certain demographic information in response to computer automated questions. The Company currently has a database consisting of the telephone numbers of frequent moviegoers, combined with their demographics and movie choices. The Company believes there are a number of opportunities that can be exploited using this database, including direct mail, a frequent moviegoer club, a frequent moviegoer newsletter or magazine, movie merchandise sales, and mailing list sales.

        Although the Company's long-term plans include providing some or all of the direct marketing and research services described above, the Company has not yet undertaken any such activities and no assurances can be given that the Company will be successful in doing so. In addition, there are many competitors in these businesses which have been in existence significantly longer and have significantly greater financial and other resources than the Company.


Key Relationships and Agreements

   Motion Picture Studios

        All of the major motion picture studios have purchased advertising time from the Company. Also, most major motion picture studios have entered into license agreements with the Company which permit them to use the Company's trademark telephone numbers and World Wide Web address in their own print and broadcast advertising to encourage moviegoers to call MovieFone or use MovieLink to purchase tickets.

   Theater Chain Agreements

        The Company has agreements with most major theater chains for the sale of tickets to their theaters. The Company's agreements with theater chains generally require that the theater chains assist the Company in advertising its services on an on-going basis by displaying and distributing printed promotional materials and running on-screen advertisements in their theaters.

   Pacer/CATS

        The Company has an agreement with Pacer/CATS (the "Agreement") pursuant to which Pacer/CATS provides ATM-style ticket machines in theater lobbies, where teleticket purchasers may retrieve tickets purchased via MovieFone, and certain elements of an interface between MovieFone's user system and theater box-office ticket inventory systems. This Agreement remains in effect as long as any single theater utilizes Pacer/CATS equipment for teleticketing in certain of the Company's markets.

        The Agreement also provides for Pacer/CATS to receive a share of Net Revenues (as defined below) from teleticketing for theaters utilizing its equipment. "Net Revenues" under the Agreement means teleticketing service fee revenues and advertising and sponsorship revenues derived from teleticketing at theaters utilizing Pacer/CATS equipment, less expenses incurred by the Company to operate its teleticketing services in the theaters utilizing Pacer/CATS equipment. Pacer/CATS is entitled to receive 15 percent of Net Revenues and the Company is entitled to receive 85 percent of Net Revenues until the Company has received Net Revenues in an amount which achieves its Threshold Return (as defined below). If the Company achieves its Threshold Return, Pacer/CATS would receive 85 percent of Net Revenues until it receives the lesser of (a) the amount which was necessary for the Company to reach the Threshold Return and
(b) $3.0 million. Thereafter, the Company and Pacer/CATS would equally share Net Revenues. The Threshold Return is achieved if the Company (a) has been returned all funds advanced or expended by it under the Agreement and (b) has achieved a 33 percent internal rate of return (calculated in accordance with the Agreement) on such funds. Based upon an analysis of this formula, the Company believes that it is unlikely that Pacer/CATS will be entitled to receive in excess of 15 percent of Net Revenues for the foreseeable future.

        The hardware utilized in approximately 30 percent of the Company's teleticketing theaters and certain elements of the interface between MovieFone and such theaters are currently provided by Pacer/CATS. For the remaining 70 percent, the Company provides its own teleticketing interface and purchases the related hardware from other suppliers. The Company's business could be materially and adversely affected if Pacer/CATS does not or is unable to comply, either in whole or in part, with the Agreement. The Company believes that sufficient alternatives to the equipment and services provided by Pacer/CATS are available and would enable the Company to continue to provide teleticketing services to its current and to future teleticketing theaters.

        In 1994, Ticketmaster Corp. ("Ticketmaster"), a major provider of ticketing services for live events (which also has established a teleticketing service for movie theaters (see "Competition")) and Wembley PLC ("Wembley"), the parent company of Pacer/CATS, formed a joint venture. Wembley transferred certain Pacer/CATS assets to an entity or entities controlled by Ticketmaster. The announced intentions of the joint venture were to design, produce, and sell computerized ticketing systems and computerized concession systems for use in cinemas, stadiums, arenas, amusement parks, and other similar facilities. For a discussion of pending legal proceedings involving the Company and Pacer/CATS, see "Item 3. Legal Proceedings".

   Motion Picture Association of America ("MPAA")

        The Company has a multi-year agreement with the MPAA, pursuant to which the Company provides MPAA ratings information in its markets through a special "Ratings Guide" branch of MovieFone's interactive telephone service. The MPAA pays an annual fee for this service and supports usage of MovieFone by promoting the numbers as a means of obtaining ratings information. In addition, the Company has been appointed as an Associate Member of the MPAA.

System and Operations

        MovieFone allows consumers to access information and execute transactions using the buttons and corresponding numbers and letters on a touch-tone telephone. MovieFone allows callers to access movie listings by: (i) entering the first three letters of the movie title on their touch-tone keypad;
(ii) browsing through a list of current movies and previews organized by genre; and (iii) picking a particular theater and choosing from the movies currently playing there. Callers are asked to enter their 5-digit zip code, which permits MovieFone to provide showtimes for the theaters nearest them. If callers wish to see a movie in another area, they can choose to find a theater geographically. MovieFone callers hear only the remaining showtimes at the time they call. Where teleticketing is available, callers enter their credit card number and the number of tickets they wish to purchase.

        In order to ensure that MovieFone is a local call from most areas within each market, the Company operates individual and independent computer centers located in each area code in the markets in which the Company operates. These computer centers use computer equipment containing "voice processing cards" and other components, all of which are readily available from multiple manufacturers. The Company collects showtimes and other data needed to update the information stored at its computer centers in two ways. Data from some theaters are collected electronically, in which case the respective MovieFone System is updated directly via a telephone interface to each theater. Data from other theaters are sent by theater chains via facsimile to the Company's data center in New York City. There, the data are entered manually via the Company's proprietary data entry system. Once the information is entered and checked for accuracy, it is sent by computer modem via regular telephone lines to the corresponding local computer center, where it updates the information available to MovieFone callers. Theaters submit late showtime changes by calling a toll-free 800-number. These data are sent to the computer centers in the manner described above. The MovieFone system is readily expandable by adding new phone lines and computer equipment. The Company currently employs over 2,400 incoming telephone lines nationwide.


Competition

        Generally, the Company's advertising sales business competes with other advertising vehicles, such as newspapers and television, while its teleticketing business primarily competes with the sale of tickets at theater box-offices.

        Currently, the Company has few direct competitors in the sale of telephone-based advertising time to motion picture studios. However, the general business of selling advertising time to motion picture studios is highly competitive and motion picture studios spend a much larger portion of their advertising dollars on more traditional forms of advertising such as television and newspapers. In addition, potential teleticketing competitors may compete with respect to telephone-based advertising as well.

        Currently, the Company has few substantial direct competitors in the teleticketing business. Approximately five years ago, Ticketmaster established a teleticketing service for movie theaters. The Company believes that the availability of this service is currently limited to a small number of theaters. There is no assurance that Ticketmaster will not seek to substantially increase its teleticketing market penetration.

        In 1994, Ticketmaster acquired certain assets of Pacer/CATS from Pacer/CATS' parent company in order to form a joint venture with the intention of competing with the Company. For a discussion of pending legal proceedings involving the Company and Pacer/CATS, see "Item 3. Legal Proceedings".

        Potential competitors include theater chains, which may choose themselves or through third parties to develop the technology to provide teleticketing without the assistance of MovieFone, and other ticket selling companies. Other potential competitors include motion picture studios and providers of remote ticket sales services for events other than motion pictures. There can be no assurance that, should any of these potential competitors determine to engage in the remote ticketing of motion pictures or assist the Company's competitors in the provision of such services, the Company could compete effectively with such competitors or potential competitors. If potential competitors were to attempt to compete with the Company, these competitors might encourage theater chains to enter into teleticketing relationships with such competitors in addition to or in lieu of entering into, or maintaining, relationships with the Company. Such competition could reduce the Company's revenues.

        The Company's theater management system, MARS II, has several competitors including a movie theater's own ability to create a system internally.

        The Company's online computer service, MovieLink, faces a highly competitive market and there can be no assurance that MovieLink will be successful in penetrating this market.

        The Company believes that its competitive position is generally strengthened by a number of factors including: penetration and awareness of MovieFone in the markets in which it currently operates; proprietary computer software systems; relationships and agreements with theater chains; its sponsorship relationships with major local media vehicles, including The New York Times and Los Angeles Times; and its trademarked telephone numbers.

        In addition, the Company develops all of its own software, making it more difficult for potential competitors to replicate its software by purchasing it from vendors. Despite the Company's competitive position, many of the Company's potential competitors have been in existence significantly longer and have significantly greater financial and other resources than the Company and may be better established in the markets where the Company currently operates.

Trademarks

        Registered trademarks of the Company include "MovieFone", "222-FILM", "333-FILM", "444-FILM", "777-FILM", "888-FILM", "* FILM", "777-MOVIE",
"MovieLink", "Your What Where and When Guide to the Movies", "MARS" and "For Tickets & Showtimes in No Time". These registrations expire in 2000 through 2005 and are renewable by the Company. The Company has initiated registration applications for a number of other trademarks. The Company has not sought patent protection and holds no patents.


Regulation

        The Company is not currently subject to direct regulation other than regulation applicable generally to businesses. However, changes in the regulatory environment relating to the industry in which the Company currently operates, or regulatory schemes applicable to new business areas in which the Company may enter could have an effect on the Company's business. Increasing concern over consumer privacy has led to the introduction from time to time of proposed legislation which could impact the direct marketing industries. The Company does not know when or whether any such proposed legislation may pass or whether any such legislation would relate to the types of services the Company intends to develop. The Company cannot predict the effect, if any, that any future regulation may have on its business.


Employees

        As of December 31, 1996, the Company employed 82 persons (65 full-time and 17 part-time), seven of whom constituted executive management, fifteen of whom were employed in sales and marketing, eight of whom were employed in accounting and administration and 52 of whom were employed in system development, operations, and maintenance. None of the Company's employees is represented by union or bargaining agents. The Company believes that its relations with its employees are satisfactory.



ITEM 2.        PROPERTIES

        The Company leases its premises in two locations. Its New York office is located at 335 Madison Avenue, New York, NY 10017. Its Los Angeles office is located at 1875 Century Park East, Los Angeles, CA 90067. The Company also has approximately 42 leases at various sites for space located in the markets in which it operates, aggregating to approximately 3,000 square feet.

ITEM 3.        LEGAL PROCEEDINGS


In-Touch Technologies

        In March 1994, In-Touch Technologies, Ltd. ("In-Touch") commenced an action in the United States District Court for the Southern District of New York against the Company and others contending that the Company and others had violated the securities laws and engaged in common law fraud and misrepresentation in connection with a loan transaction between The Falconwood Corporation ("Falconwood"), a related party, and In-Touch in an action entitled In-Touch Technologies, Ltd. et al. v. The Falconwood Corporation, et al. The defendants, including the Company, filed a motion to dismiss on the grounds that the action was barred by the statute of limitations and that In-Touch had failed to state a claim for relief. The District Court denied that motion in June 1995.

        Discovery has been completed in the action. The case is currently on the suspense calendar until an order is issued in a parallel action in New York State Supreme Court on In-Touch's motion to reconsider the granting of summary judgment. The parallel action is entitled The Falconwood Corporation, et al. v. In-Touch Technologies, Ltd. et al. (the "State Court Case"). The Company is not a party to the State Court Case.

        Based on the results of discovery and findings against In-Touch in the State Court Case, the Company believes that it has meritorious defenses against In-Touch's damages claim and that the assumptions underlying it have no evidentiary foundation. Neither the Company nor any of its subsidiaries was a party to Falconwood's contract with In-Touch and at no time did the Company or any of its subsidiaries purchase or sell any securities of In-Touch.

        Falconwood has agreed to indemnify the Company and its subsidiaries against any and all liabilities to which they may become subject arising from this legal proceeding, or the facts and circumstances underlying such proceeding, including its costs and expenses. The Company believes, based upon representations of Falconwood, that Falconwood's financial resources are such that it could satisfy any and all obligations arising under such indemnification arrangement.


Pacer/CATS

        On October 26, 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleges that the Company breached the terms of the Agreement referred to above with PCC's predecessor, Pacer/CATS, to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster, the Company's main competitor. The Demand sought an injunction and damages in an unspecified amount.

        On November 22, 1994, after Pacer/CATS failed to answer the Demand, the Company moved by Order to Show Cause in the Supreme Court of the State of New York, New York County in an action entitled PromoFone, Inc. et al. v. PCC Management, Inc., to compel arbitration and restrain PCC from pursuing its California Action. On January 27, 1995, the court ordered arbitration before the AAA of all disputes and enjoined PCC from prosecuting any action or proceeding related to the Agreement. On April 4, 1995 PCC filed a motion asking the Supreme Court to reconsider its ruling. On April 27, 1995, the Supreme Court denied PCC's motion. PCC subsequently appealed this order and filed a motion seeking a stay of arbitration pending appeal. This motion was denied. On February 8, 1996, the appellate division denied PCC's appeal of the Supreme Court's January 27, 1995 order. On February 5, 1997, PCC voluntarily dismissed the California Action.

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

        On January 19, 1996, PCC filed counterclaims, alleging that the Company breached the Agreement by allegedly charging a "usurious rate of interest on its financing/subsidizing of PCC's equipment sales", making improper contacts with theaters, failing to provide financial disclosures, making "false, deceptive and unfair statements to theater owners and operators", and by "appropriating PCC's equipment and proprietary information". PCC has requested a declaration that the Agreement is void and an award of $1,238,748 in damages.

        Evidentiary hearings in the arbitration began on September 30, 1996 and are expected to conclude in April 1997. During the October 1996 hearings, PCC withdrew with prejudice its counterclaim that the Company breached the Agreement by charging a usurious rate of interest to PCC. The Company believes that its claims are well based and that the allegations against it are without merit, and the Company will contest them vigorously. Although the outcome of such matter is not presently determinable, the Company believes that the outcome will not result in any material adverse impact on the financial condition of the Company.

        On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleged that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional tort claims.

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

        On January 24, 1997, the Company filed an action against Sir Brian Wolfson, a former director of PCC, in the Supreme Court of the State of New York, alleging that Sir Brian Wolfson breached his fiduciary duties to the Company by causing the assets of PCC to be fraudulently transferred so as to render PCC an insolvent shell corporation incapable of performing its contractual obligations to the Company. The Company is seeking damages in excess of $7 million. On February 10, 1997, Sir Brian Wolfson removed the action to the U.S. District Court for the Southern District of New York. On February 28, 1997, Sir Brian Wolfson filed an answer to the complaint. Discovery in the action is expected to commence shortly.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                    PART II



ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS


        The Company's Class A common stock, par value $.01 per share (the "Class A Common Stock"), is traded on the NASDAQ National Market under the symbol MOFN. As of December 31, 1996, the registrant had 42 Class A Common Stock shareholders of record, which represented approximately 1,131 beneficial shareholders. The following table sets forth the range of high and low prices for shares of the Class A Common Stock for the fiscal quarters indicated, as furnished by the NASDAQ National Market.

                                                          HIGH    LOW
Fiscal Year Ended December 31, 1996
       First Quarter                                     5 1/2   3 5/8
       Second Quarter                                    7 3/4   4 1/4
       Third Quarter                                     5 1/2   3 1/4
       Fourth Quarter                                    5 1/8   3 7/8

Fiscal Year Ended December 31, 1995
       First Quarter                                     5 3/4   3 3/4
       Second Quarter                                    5 1/8   3
       Third Quarter                                     6 1/8   4 3/8
       Fourth Quarter                                    7 1/8   3 1/8


        There is no established public trading market for the Company's Class B common stock. The registrant had seven Class B common stock shareholders of record at December 31, 1996.

        The Company has not paid any cash dividends on any of its common stock since its inception. While the Board of Directors has general authority over dividend policy, and there are no material restrictions on the Company's ability to pay dividends, it does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

                                                    YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                    1996       1995         1994            1993        1992
                                   ------     ------      --------         ------
                                              (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Total Revenue (a)                $ 15,355   $ 11,245   $     8,140      $    4,571   $   2,202
                                  ========   ========    ==========      ==========   =========
Net Loss                         $ (1,957)  $ (1,723)  $    (1,943)     $   (2,219)  $  (2,866)
                                  ========   ========    ==========      ==========   =========
Net Loss per common share        $  (0.15)  $  (0.13)  $     (0.17)     $    (0.22)  $   (0.29)
                                  ========   ========    ==========      ==========   =========


                                                           DECEMBER 31,
                                  -------------------------------------------------------------
                                    1996       1995         1994            1993        1992
                                    ----       ----         ----            ----        ----
                                                         (in thousands)
BALANCE SHEET DATA:

Total Assets                     $  23,956  $  24,020  $     25,152     $     3,241  $    2,744
                                  ========   ========    ==========      ==========   =========
Long-term debt                   $      -   $      -   $         - (b)  $     3,897  $      750
                                  ========   ========    ==========      ==========   =========




(a) Amounts for years prior to 1995 have been reclassified to eliminate from revenue the price of tickets sold as described in Note 1 to the consolidated financial statements.

(b) As adjusted to give effect to the Exchange and Reorganization Agreement transaction described in Note 1 of the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        The Company's revenues are derived primarily from the sale of advertising time to advertisers, the sale of sponsorships to local media, and the sale of movie tickets to the public.

        Advertising Sales. This business includes those activities relating to the provision of movie listings via MovieFone and MovieLink, and the sale of advertising time on a per-call and per-preview basis (principally to motion picture studios) on MovieFone and per-user basis on MovieLink.

        Sponsorship Sales. The Company currently receives, in exchange for certain services, local media time and space from its sponsors and others with which it has marketing relationships, typically in the form of 20 to 30-second advertisements on radio stations and one-eighth to full-page advertisements in newspapers circulated in the markets where the Company offers its services. These exchanges of media services are reported at estimated fair market value of the services received and revenues and expenses are recorded as these services are provided or received.

        Teleticketing. The Company's revenues from the sale of movie tickets is comprised of a service fee earned (currently $1.00 to $1.50 depending upon the market) per movie ticket sold.

Results of Operations

The following table sets forth, for the periods indicated, operating results expressed as a percentage of total revenue:

                                              Percent of Total Revenue
                                              Years Ended December 31,
                                              ------------------------

                                              1996       1995       1994
                                             ------     ------     ------
Revenue
  Advertising revenue                         50.1%      45.0%      50.5%
  Sponsorship revenue                         29.0       33.0       26.1
  Ticket service fees, net                    17.8       18.7       23.4
  Other revenue                                3.1        3.3        0.0
    Total revenue                            100.0      100.0      100.0

Cost of services
  Advertising commissions                      4.7        5.5        6.7
  Ticket sales servicing and
     transaction fees                          4.8        6.7        8.9
  Telecommunications                           7.2        8.4       10.1
  Other expenses                               1.8        1.8        0.0
    Total cost of services                    18.5       22.4       25.7
Gross profit                                  81.5       77.6       74.3
    Total other costs and expenses            94.2       92.9       98.2
                                            ------     ------     ------
Net loss                                     (12.7)     (15.3)     (23.9)
                                            ------     ------     ------


Fiscal Year 1996 Compared to Fiscal Year 1995

       Total revenue increased 37% from $11.24 million to $15.36 million from 1995 to 1996. Advertising revenue increased 52% from $5.07 million in 1995 to $7.69 million in 1996. The increase in advertising revenue was the result of an increased number of calls on which advertising was sold and an increase in the average advertising rate per call sold, as well as the addition of Previews sales of $.30 million in 1996. The percentage of calls on which the Company sold advertising time increased from 85% in 1995 to 87% in 1996. Sponsorship revenue increased 20% from $3.71 million in 1995 to $4.44 million in 1996 due to increased barter services provided. Ticket service fees increased 30% from $2.10 million in 1995 to $2.74 million in 1996. The increase in ticket service fees was due to an increase in the number of tickets sold and a full year's increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets, as well as an increase in the ticket service fee from $1.25 to $1.50 in Manhattan starting in June 1996. Other revenue increased 30% from $.37 million in 1995 to $.48 million in 1996. Other revenue is comprised of revenue from the Company's emerging business units, primarily Mars II and certain MovieLink revenue.

       Cost of services increased 13% from $2.52 million to $2.84 million from 1995 to 1996. These costs increased primarily due to increased advertising commissions resulting from increased advertising sales, increased telecommunications expense resulting from processing more calls, the adding of new area codes in existing markets, and opening new markets, as well as increased expenses associated with the growth of MovieFone's emerging business units, particularly computer equipment costs associated with sales of Mars II.

       Gross profit increased 43% from $8.73 million in 1995 to $12.52 million in 1996.

       Other costs and expenses (which include selling, general and administrative expenses) increased 39% from $10.45 million to $14.48 million from 1995 to 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in the Company's core advertising and ticket sales business, the development of the Company's emerging business units, the increase in advertising and promotion expenses, and increased legal expenses. Legal expenses, relating primarily to the Company's ongoing arbitration and litigation proceedings with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities (see Item 3. in Part I and Note 7 to the Company's consolidated financial statements), increased 144% from $1.00 million in 1995 to $2.44 million in 1996.

       The net loss increased 14% from $1.72 million ($.13 per share) in 1995 to $1.96 million ($.15 per share) in 1996.

       The number of calls received by the Company's MovieFone service increased 26% from 45.0 million in 1995 to 56.9 million in 1996.

       The number of tickets sold through MovieFone increased 7% from 2.20 million in 1995 to 2.36 million in 1996.

       The Company believes that the growth in its call volume and the number of tickets sold from 1995 to 1996 were the result of increased awareness in established markets, the addition of new markets and theaters, and increased moviegoing in the United States. Also, the Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in 1996 than 1995 which contributed to the increase in the Company's ticket sales.

       The Company added two new markets during 1996 (Cincinnati and Salt Lake
City) bringing its total number of markets to 28.

Fiscal Year 1995 Compared to Fiscal Year 1994

       Total revenue increased 38% from $8.14 million to $11.24 million from 1994 to 1995. Advertising revenue increased 23% from $4.11 million in 1994 to $5.07 million in 1995. The increase in advertising revenue was the result of an increased number of calls on which advertising was sold and an increase in the average advertising rate per call sold. The percentage of calls on which the Company sold advertising time decreased from 98% in 1994 to 85% in 1995. Sponsorship revenue increased 75% from $2.12 million in 1994 to $3.71 million in 1995, due to increased cash sponsorship payments received and barter services provided. Ticket service fees increased 10% from $1.91 million in 1994 to $2.10 million in 1995. The increase in ticket service fees was due to an increased number of tickets sold and an increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets during the final four months of 1995. Other revenue of $.37 million in 1995 is comprised of revenue from the Company's emerging business units, primarily Mars Theater Management Systems and MovieLink, the online version of MovieFone.

       Cost of services increased 21% from $2.09 million to $2.52 million from 1994 to 1995. These costs increased primarily due to the increased advertising commissions resulting from increased advertising sales, increased telecommunications expense resulting from the opening of new markets and processing more calls, and expenses associated with the growth of MovieFone's emerging business units, particularly computer equipment purchases associated with sales of Mars Theater Management Systems.

       Gross profit increased 44% from $6.05 million in 1994 to $8.73 million in 1995.

       Other costs and expenses (which include selling, general and administrative expenses) increased 31% from $7.99 million to $10.45 million from 1994 to 1995. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff dedicated to the development of the Company's new businesses, as well as hiring of additional staff in the Company's core advertising and ticket sales business, the increase in advertising and promotion expenses, and increased legal expenses. Legal expenses, relating primarily to the Company's ongoing arbitration and litigation proceedings with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities (see Item 3. in Part I and Note 7 to the Company's consolidated financial statements), declined by 3% from $1.03 million in 1994 to $1.00 million in 1995.

       The net loss decreased 11% from $1.94 million ($.17 per share) in 1994 to $1.72 million ($.13 per share) in 1995.

       The number of calls received by the Company's MovieFone service increased 35% from 33.3 million in 1994 to 45.0 million in 1995.

       The number of tickets sold through MovieFone increased 2% from 2.16 million in 1994 to 2.20 million in 1995.

       The Company believes that the growth in its call volume and the number of tickets sold from 1994 to 1995 were the result of greater promotional efforts by its expanded marketing staff and the addition of new markets.

       The Company added five new markets during 1995 (Phoenix, Toronto, Detroit, Las Vegas and Kansas City) bringing its total number of markets to 26.


Liquidity and Capital Resources

       The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

       During 1996, 1995, and 1994 the net cash flows used in operating activities was $.08 million, $1.73 million, and $3.07 million, respectively. The decrease in the use of cash from the year ended December 31, 1995 to the year ended December 31, 1996 was mainly due to the increase in accrued expenses and other current liabilities, and an increase in depreciation and amortization and amortization of premium/discount on investment securities.

       During 1996 and 1995, net cash flows provided by investing activities was $2.78 million and $2.04 million, respectively. During 1994, net cash flow used in investing activities was $21.57 million. In 1996 and 1995, net cash flows provided by investing activities was primarily due to the maturities of investment securities. In 1994, net cash flow used in investing activities included purchases of investment securities with the net proceeds received from the Company's completion of the initial public offering of its Class A common stock.

       During 1996 and 1994, net cash flows provided by financing activities was $.02 million and $24.46 million, respectively. The Company did not engage in any financing activities during 1995. On May 13, 1994, the Company completed an initial public offering of 2.8 million shares of its Class A common stock, net proceeds of which approximated $28.50 million. The Company used nearly $6 million of these proceeds to retire all loans and accrued interest payable to predecessor related parties and invested approximately $21 million in United States Treasury securities.

       The Company's cash balance increased 324% from $.84 million to $3.56 million from December 31, 1995 to December 31, 1996.

       The Company does not have any significant outstanding commitments for capital expenditures but intends to incur such expenditures for expansion of its core businesses and development of its infrastructure and new businesses.

Seasonality and Quarterly Comparisons

       Historically, the Company's revenues have been seasonal, with the highest sales occurring during the months of June, July, and August, and the months of November and December. These periods correspond to the busy moviegoing seasons. During these two periods, typically referred to as the summer and holiday seasons, respectively, moviegoing increases and motion picture studios typically release their big-budget and most highly-anticipated movies. As a result, the third and fourth quarters have traditionally been the Company's highest revenue periods.

       The advertising sales business is dependent on MovieFone call volume. While call volume tends to rise and fall with movie theater attendance, the Company believes that call volume is less volatile than movie theater attendance.

       Teleticketing volume is generally more volatile than movie theater attendance and MovieFone call volume. When motion picture studios have released big-budget, highly-anticipated movies, teleticketing volume has increased significantly compared to other periods during the year. The Company believes this higher volume is the result of moviegoers' increased concerns about particular performances being sold-out. In addition, motion picture distributors often release high-profile movies for exhibition on a limited number of screens during the busy seasons. The Company believes that the limited release of high-profile movies further heightens moviegoers' concern that a particular movie will be sold-out and increases teleticketing volume.

       The Company typically neither increases its staff during its busy periods nor decreases its staff during the other times of the year. However, the Company has scheduled periodic additions of telephone lines and related computer equipment to its MovieFone Systems just prior to these two busy seasons.

       In addition to fluctuations in movie theater attendance, the Company expects that its quarterly results will fluctuate due to its expansion efforts. As the Company expands into new markets and initiates new business activities, its expenses may increase more than its revenues, resulting in quarterly fluctuations in operating results.


Impact of Inflation

       The Company does not believe that inflation has had a material impact on its operation to date. However, substantial inflation-driven increases in the costs of labor and telephone service in particular could adversely affect the Company's profitability.

Impact of New Accounting Standards

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will continue to apply the accounting methods prescribed by APB No. 25 and during 1996 implemented the disclosure requirements of SFAS No. 123.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements appearing on page F-1 and are incorporated herein by reference.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III



ITEMS 10, 11, 12 and 13  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT; EXECUTIVE COMPENSATION; SECURITY
                         OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT; CERTAIN RELATIONSHIPS AND
                         RELATED TRANSACTIONS


        The information required by items 10, 11, 12, and 13 are incorporated by reference from the 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                    PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



        (a)    1.  Consolidated Financial Statements:

                      See Index to Consolidated Financial Statements on page F-1 hereof.

               2.  Financial Statement Schedules:

                      None.

               3.  Exhibits:

                      See Exhibit Index on pages E-1 and E-2 hereof.

        (b)    Reports on Form 8-K:

                      None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MOVIEFONE, INC.
                                              (Registrant)

Date:                                 By   /s/  Adam H. Slutsky
                                           -----------------------------------
        March 27, 1997                     Adam H. Slutsky, Chief Financial
                                           Officer and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                           Title


/s/ Dr. Henry G. Jarecki        Chairman of the Board of Directors
--------------------------
Dr. Henry G. Jarecki


/s/ Andrew R. Jarecki           Chief Executive Officer (principal
--------------------------       executive officer); Director
 Andrew R. Jarecki


/s/ Adam H. Slutsky             Chief Operating Officer and Chief
--------------------------       Financial Officer (principal financial
 Adam H. Slutsky                 and accounting officer); Director


/s/ J. Russell Leatherman       President; Director
--------------------------
 J. Russell Leatherman


/s/ Mark N. Kaplan              Director
--------------------------
Mark N. Kaplan


/s/ George H. McLaughlin        Director
--------------------------
 George H. McLaughlin


/s/ Strauss Zelnick             Director
--------------------------
 Strauss Zelnick


March 27, 1997

                       MOVIEFONE, INC. AND SUBSIDIARIES
                                   INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS






                                                                           PAGE



INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1996 and 1995            F-3

    Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994                                     F-4

    Consolidated Statements of Changes in Stockholders' Equity
       (Deficit) for the Years Ended
       December 31, 1996, 1995 and 1994                                     F-5

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994                                     F-6

    Notes to Consolidated Financial Statements                              F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
  MovieFone, Inc.:

We have audited the accompanying consolidated balance sheets of MovieFone, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MovieFone, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 1997

                       MOVIEFONE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                ----------------------------------------
                                                                1996                             1995
                                                                ----                             ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                $  3,560,007                    $    839,337
   Short-term investments                                      3,003,839                       6,025,743
   Trade accounts receivable                                   3,213,869                       1,996,491
   Prepaid expenses and other current assets                     305,674                         323,253
   Inventory                                                     103,923                         167,717
   Due from related parties                                        -                              93,524
                                                            ------------                    ------------
     Total current assets                                     10,187,312                       9,446,065

PROPERTY AND EQUIPMENT, net                                    1,773,528                       2,328,280

LONG-TERM INVESTMENTS                                         11,685,777                      12,019,869

DUE FROM OFFICER                                                  16,663                          15,612

OTHER ASSETS                                                     292,709                         210,170
                                                            ------------                    ------------

   TOTAL ASSETS                                             $ 23,955,989                    $ 24,019,996
                                                            ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                   $     79,860                    $        -
   Accounts payable                                            2,026,610                       1,389,006
   Accrued expenses and other current liabilities              2,157,527                       1,005,711
                                                            ------------                    ------------
     Total current liabilities                                 4,263,997                       2,394,717

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,650,947 and 5,644,947 shares in 1996
   and 1995, respectively, of Class A Common Stock
   issued and outstanding; 7,155,053 shares of Class B
   Common Stock issued and outstanding in 1996 and 1995.         128,060                         128,000

   Additional paid-in capital                                 34,279,267                      34,255,327
   Accumulated deficit                                       (14,715,335)                    (12,758,048)
                                                            ------------                    ------------
     Total stockholders' equity                               19,691,992                      21,625,279
                                                            ------------                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                $ 23,955,989                    $ 24,019,996
                                                            ============                    ============

See notes to consolidated financial statements.


                       MOVIEFONE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,

                                                     ------------------------------------------------------
                                                          1996                1995                1994
                                                     --------------       -------------       -------------
  REVENUE
    Advertising revenue                             $     7,693,891      $    5,067,384      $    4,112,421
    Sponsorship revenue                                   4,441,411           3,711,015           2,121,688
    Ticket service fees, net                              2,738,817           2,099,286           1,906,077
    Other revenue                                           481,203             366,995               -
                                                     --------------       -------------       -------------
      Total revenue                                      15,355,322          11,244,680           8,140,186
                                                     --------------       -------------       -------------

  COST OF SERVICES
    Advertising commissions                                 712,065             617,309             547,914
    Ticket sales servicing and transaction fees             734,613             752,715             725,948
    Telecommunications                                    1,110,300             946,329             820,982
    Other expenses                                          279,003             202,437               -
                                                     --------------       -------------       -------------
      Total cost of services                              2,835,981           2,518,790           2,094,844
                                                     --------------       -------------       -------------

      Gross Profit                                       12,519,341           8,725,890           6,045,342

  OTHER COSTS AND EXPENSES
    Selling, general and administrative                   6,716,389           5,286,866           3,745,447
    Advertising and promotions                            5,393,665           4,593,248           3,042,671
    Legal expenses                                        2,443,661           1,003,010           1,026,428
    Depreciation and amortization                         1,010,420             749,987             634,703
    Interest expense                                              -                   -             323,428
    Interest income                                      (1,087,507)         (1,184,623)           (783,898)
                                                     --------------       -------------       -------------
      Total other costs and expenses                     14,476,628          10,448,488           7,988,779
                                                     --------------       -------------       -------------

  NET LOSS                                           $   (1,957,287)      $  (1,722,598)      $  (1,943,437)
                                                     ==============       =============       =============

  NET LOSS PER COMMON SHARE                                  $(0.15)             $(0.13)             $(0.17)
                                                     ==============       =============       =============

  AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                            12,801,820          12,800,000          11,757,000
                                                     ==============       =============       =============


See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Additional                        Total
                                                        Preferred       Common      Paid-in     Accumulated      Stockholders'
                                                          Stock         Stock       Capital       Deficit       Equity (Deficit)
                                                        -----------  ----------  ------------  ------------   --------------------

BALANCE, JANUARY 1, 1994 ............................        -         $100,000  $ 5,666,875    $ (9,092,013)     $(3,325,138)
   Issuance of 2,800,000 shares of
     Class A Common Stock in public offering, net
     of related expenses.............................        -           28,000   28,457,327          -            28,485,327
   Capital contribution .............................        -              -        131,125          -               131,125
   Net loss .........................................        -              -          -          (1,943,437)      (1,943,437)
                                                        -----------  ----------  ------------   -------------  ---------------
BALANCE, DECEMBER 31, 1994...........................        -          128,000   34,255,327     (11,035,450)      23,347,877
   Net loss .........................................        -              -          -          (1,722,598)      (1,722,598)
                                                        -----------  ----------  ------------   -------------  ---------------
BALANCE, DECEMBER 31, 1995 .......................           -          128,000   34,255,327     (12,758,048)      21,625,279
   Issuance of 6,000 shares of Class A Common
     Stock upon exercise of stock options.........           -               60       23,940           -               24,000
   Net loss ........................................         -              -          -          (1,957,287)      (1,957,287)
                                                        -----------  ----------  ------------   -------------  ---------------
BALANCE, DECEMBER 31, 1996 .........................         -         $128,060  $34,279,267    $(14,715,335)     $19,691,992
                                                        =========== ===========  ============   =============  ===============

                      See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                             1996             1995            1994
                                                                             ----             ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(1,957,287)    $(1,722,598)    $(1,943,437)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                          1,010,420         749,987         634,703
      Amortization of premium (discount) on investment securities              124,640        (134,155)       (137,561)
      Barter services received                                               4,148,929       3,353,522       1,849,710
      Barter services provided                                              (4,148,929)     (3,353,522)     (1,849,710)
      Changes in assets and liabilities:
         Increase in trade accounts receivable                              (1,217,378)       (805,726)       (661,392)
         Decrease (increase) in prepaid expenses and other current assets       17,579        (115,200)       (208,053)
         Decrease (increase) in inventory                                       63,794        (167,717)              -
         Decrease (increase) in due from related parties                        93,524         (93,524)              -
         (Increase) decrease in due from officer                                (1,051)         11,951          (1,611)
         Increase in other assets                                              (82,539)        (41,039)       (153,307)
         Decrease in accrued interest payable                                        -               -      (1,300,419)
         Increase (decrease) in due to related parties                          79,860        (240,718)              -
         Increase in accounts payable                                          637,604         736,233          12,506
         Increase in accrued expenses and other current liabilities          1,151,816          94,787         685,842
                                                                          ------------   --------------   -------------

            Net cash used in operating activities                              (79,018)     (1,727,719)     (3,072,729)
                                                                          ------------   --------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities                                    (2,768,644)    (10,777,032)    (28,253,670)
      Maturities of investment securities                                    6,000,000      13,759,615       7,494,369
      Purchases of property and equipment                                     (455,668)       (946,699)       (808,349)
                                                                          ------------   --------------  --------------

            Net cash provided by (used in) investing activities              2,775,688       2,035,884     (21,567,650)
                                                                          ------------   --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of class A common stock                             -               -      28,485,327
      Repayment of loans from related parties                                        -               -      (4,471,852)
      Loans from related parties                                                     -               -         575,000
      Repayments to related parties                                                  -               -        (262,640)
      Capital contribution                                                           -               -         131,125
      Proceeds from exercise of stock options                                   24,000               -               -
                                                                          ------------   --------------  --------------

             Net cash provided by financing activities                          24,000               -      24,456,960
                                                                          ------------   --------------  --------------

             Net increase (decrease) in cash and cash equivalents            2,720,670         308,165        (183,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   839,337         531,172         714,591
                                                                          ------------   --------------  --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 3,560,007      $  839,337      $  531,172
                                                                          ============   ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    INTEREST PAID                                                          $         -      $        -      $1,623,846
                                                                        ==============   ==============  ==============


SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

    On May 13, 1994, immediately preceding the Initial Public Offering of its common stock, MovieFone entered into an Exchange and Reorganization Agreement with PromoFone. Immediately prior to the Reorganization, $4,770,000 of principal amount of PromoFone loans were canceled in payment of the exercise price of options to purchase shares of PromoFone common stock.

See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1996, 1995 and 1994



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business--MovieFone, Inc. and its wholly-owned subsidiaries (the "Company") provide interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide "MovieFone" and its online service "MovieLink". The Company's primary sources of revenue include (1) advertising sales or promotional services on MovieFone and MovieLink to motion picture studios and other advertisers, (2) service fees for movie tickets sold to the public via MovieFone's and MovieLink's teleticketing service and, (3) sponsorships and other promotional services to local media and credit card companies.

        Basis of Presentation--The consolidated financial statements include the accounts of MovieFone, Inc. and of its wholly-owned subsidiaries which include PromoFone ("PF"), Teleticketing Services, Inc. ("TSI") and The Teleticketing Company, L.P. ("TTCLP") (ownership of TTCLP is as follows: TSI - 1 percent general partner, MovieFone, Inc. - 99 percent limited partner). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Initial Public Offering and Reorganization--On May 13, 1994, the Company completed an initial public offering ("IPO") of 2,800,000 shares of its Class A common stock at a price of $11.50 per share. The net proceeds of the IPO after underwriting discounts and commissions, and other costs aggregating $3,715,000 were approximately $28,500,000. The Company used a portion of the net proceeds to repay certain loans and related accrued interest to affiliates and to fund the working capital requirements for the expansion of its operations.

        Immediately preceding the IPO, the Company entered into an Exchange and Reorganization Agreement (the "Reorganization Agreement") with TSI, PF and TTCLP and each of the respective shareholders, partners and limited partners of these entities (collectively known as the "Purchasers"). Pursuant to the Reorganization Agreement, the Purchasers exchanged all of their respective PF and/or TTCLP ownership interests (including options to purchase common stock of PF) held by each Purchaser for 2,844,947 shares of the Company's Class A common stock, 7,155,053 shares of Class B common stock, and options to purchase 306,622 shares of Class A common stock (the "Reorganization"). In connection with the Reorganization, $4,770,000 of principal amount of PF loans were cancelled in payment of the exercise price of options to purchase 83.19% in the aggregate of PF common stock.

        Reclassifications--Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the presentation used in the current financial statements. These reclassifications included the change in method of presentation of revenues related to the sale of movie tickets through the Company's teleticketing service to report as revenue only the service fees earned from the sale of movie tickets by eliminating the movie ticket price from both revenue and cost of services. Accordingly, the statements of operations have been reclassified to reduce both revenue and cost of services by $14,351,804 in 1994.

        Earnings Per Share--Net loss per common share is computed by dividing net loss by the average number of common shares outstanding. The average number of common shares outstanding was calculated excluding stock options as they are antidilutive.

        Revenue Recognition and Barter Services--Ticket service fee revenue is recognized upon the sale of tickets to a buyer. Ticket service fee revenue is net of ticket purchases of approximately $16,004,000, $14,906,000, and $14,352,000 in 1996, 1995 and 1994, respectively, as well as allowances for disputed charges and refunds of approximately $404,000, $213,000, and $146,000 in 1996, 1995 and 1994, respectively.

        Advertising revenue for MovieFone is based on a per call charge and is recognized as calls are received. MovieLink advertising revenue is based on a per user charge and is recognized as users log onto the website. Previews advertising revenue is based on a per preview charge and is recognized upon initial setup of the Preview on MovieFone.

        Sponsorship revenue includes barter services revenue as well as promotional fees. All promotional fees are deferred and amortized over the sponsorship period. There was approximately $13,000 of deferred sponsorship revenue as of December 31, 1996 and $11,500 as of December 31, 1995. The Company's barter revenue is generated via the exchange of MovieFone advertising time for various sponsor media services. These barter transactions and other services are reported at the estimated fair market value of the sponsor media services received, and revenues and expenses are recorded as these barter services are provided or received. Amounts reported as both revenue and expense were approximately $4,149,000, $3,353,500, and $1,850,000 in 1996, 1995 and
1994, respectively. These cross-promotion barter transactions resulted in no receivables or liabilities as of December 31, 1996 and 1995.

        Cash and Cash Equivalents--Cash and cash equivalents include cash on hand and in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased.

        Investments--The Company's short-term investments consist of United States Treasury notes with maturities within one year of the balance sheet date. The Company's long-term investments consist of United States Treasury notes with maturities greater than one year from the balance sheet date. All investments are recorded on a trade date basis, classified as held-to-maturity and carried at their amortized cost.

        Inventory--Inventory consists of computer hardware equipment which is valued at the lower of first-in, first-out (FIFO) cost or current market value.

        Property and Equipment--Property and equipment are stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, principally five years. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs of property and equipment are charged to operations when incurred and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts and any gain or loss is credited or charged to operations.

        Research and Development Costs--Costs incurred for the development of proprietary software are expensed as incurred and for the years ended December 31, 1996, 1995 and 1994 were approximately $369,000, $279,000, and $281,000, respectively.

        Income Taxes--Deferred taxes are provided for the temporary differences between the book and tax basis of the Company's assets and liabilities.

        Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair value of financial instruments--Fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995. The estimated fair value, which approximates cost, of cash and cash equivalents, accounts receivable, due from officer, due to and from affiliates, accounts payable and accrued expenses are reflected in the consolidated balance sheet. The fair value of investments is based on quoted market prices as presented in Note 2.


2. INVESTMENTS
                                            December 31, 1996
                                         --------------------------
                                           Amortized       Fair
                                             Cost          Value
                                          -----------   -----------
Debt securities issued by the
U.S. Treasury with maturities:
   Within 1 year ......................   $ 3,003,839   $ 3,012,180
   After 1 year through 5 years........    11,685,777    11,741,280
                                          -----------   -----------
                                          $14,689,616   $14,753,460
                                          ===========   ===========

                                              December 31, 1995
                                         --------------------------
                                           Amortized       Fair
                                             Cost          Value
                                          -----------   -----------

Debt securities issued by the
U.S. Treasury with maturities:
   Within 1 year .....................     $ 6,025,743   $ 6,044,200
   After 1 year through 5 years ......      12,019,869    12,272,073
                                           -----------   -----------
                                           $18,045,612   $18,316,273
                                           ===========   ===========

        The gross unrealized holding gains at December 31, 1996 and 1995 are $63,844 and $270,661, respectively.


3. PROPERTY AND EQUIPMENT

                                                   December 31,
                                           --------------------------
                                                1996         1995
                                             ----------   ----------
Computer equipment ......................    $2,735,101   $2,373,765
Theater equipment .......................     1,302,750    1,302,750
Capitalized software costs ..............       795,858      795,858
Telephone equipment .....................       187,762      187,762
Furniture, fixtures and leasehold
 improvements ...........................       381,131      286,800
                                             ----------   ----------
                                              5,402,602    4,946,935
Less accumulated depreciation and
 amortization ...........................     3,629,074    2,618,655
                                             ----------   ----------
                                             $1,773,528   $2,328,280
                                             ==========   ==========

        Capitalized software costs are recorded in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and relate solely to the costs incurred for the Company's theater management system, which provides theaters with a complete management system for all movie theater scheduling, ticketing and concession operations. Capitalized software costs are being depreciated on a straight-line basis over a three year period which began January 1, 1996. Depreciation expense for capitalized software costs for the year ended December 31, 1996 was $265,286.


4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES



                                                   December 31,
                                               ---------------------
                                                 1996         1995
                                              ----------   ----------

Accrued payroll,bonuses and related
 taxes ....................................   $  716,695   $  403,623
Accrued pension and vacation benefits .....      369,000      214,000
Accrued professional fees..................      763,688      224,745
Other .....................................      308,144      163,343
                                              ----------   ----------
                                              $2,157,527   $1,005,711
                                              ==========   ==========


5. RELATED PARTY TRANSACTIONS

        The Company enters into various transactions in connection with its operations with companies whose officers, directors and partners are also officers and/or shareholders of MovieFone, Inc. (collectively, "Related Party").

        Effective with the Reorganization, the Company commenced leasing office space and entered into a facilities service agreement with a Related Party to provide certain administrative services to the Company. For the years ended December 31, 1996, 1995 and 1994, this Related Party charged the Company approximately $145,000, $151,000 and $149,000, respectively, under such lease agreement, and $119,000, $382,000 and $694,000, respectively, under such facilities service agreement. Effective October 31, 1996, the lease agreement was terminated due to the Company's move to new office space.

        During 1996, various Company employees provided certain administrative and professional services to a Related Party. The Company charged the Related Party approximately $59,000 for these services for the year ended December 31, 1996.

        During 1994, the Company purchased a box-office ticketing and theater management system from a Related Party for $222,000, which amount reflected the cost of such system.


6. INCOME TAXES

        There was no income tax expense or benefit for 1996, 1995 and 1994 due to the operating losses incurred.

        The major sources of temporary differences and their tax effect are as follows:

                                                        December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------
Deferred tax asset
Net operating loss carry forward ............    $ 4,568,544    $ 3,786,312
Valuation allowance .........................     (4,568,544)    (3,786,312)
                                                 -----------    -----------
Net deferred tax asset after valuation
  allowance .................................    $      --      $      --
                                                 ===========    ===========

        The Company has available net operating loss carry forwards to offset future taxable income of approximately $11,600,000 which expire in 2003 through 2011. These operating loss carry forwards do not include losses of TTCLP through May 13, 1994 (effective date of the Reorganization) which are included in the tax returns of the individual partners.


7. COMMITMENTS AND CONTINGENCIES

        At December 31, 1996, the Company was committed under operating leases for office space, expiring at various dates through 2000, requiring minimum annual rental payments as follows:

        1997..............................................   $ 291,770
        1998..............................................     270,413
        1999..............................................     181,971
        2000..............................................         852
                                                            -----------
                                                             $ 745,006
                                                            ===========

        Rental expense under such leases totaled $274,800, $162,300, and $101,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        The Company entered into an agreement in February 1992 with a supplier of theater box-office ticketing equipment, Pacer/CATS Corporation ("Pacer/CATS"), pursuant to which the supplier would receive a share of certain net service fees, advertising and sponsorship revenues as defined in the agreement. Under the terms of the agreement, the supplier is entitled to receive 15% of net revenues until the Company has received net revenues in an amount which achieves its threshold return on investment as defined. If the Company achieves its threshold return, the supplier would receive 85% of net revenues until it receives the lesser of (a) the amount which was necessary for the Company to reach the threshold return on investment and (b) $3.0 million. Thereafter, net revenues would be shared equally.

        There were no net amounts due or paid to Pacer/CATS under the revenue sharing provision of the agreement in 1996, 1995 or 1994 because of the dispute between Pacer/CATS and the Company as described in Item 3. Legal Proceedings.

        In March 1994, In-Touch Technologies, Ltd. ("In-Touch") commenced an action in the United States District Court for the Southern District of New York against the Company and others contending that the Company and others had violated the securities laws and engaged in common law fraud and misrepresentation in connection with a loan transaction between The Falconwood Corporation ("Falconwood"), a related party, and In-Touch in an action entitled In-Touch Technologies, Ltd. et al. v. The Falconwood Corporation, et al. The defendants, including the Company, filed a motion to dismiss on the grounds that the action was barred by the statute of limitations and that In-Touch had failed to state a claim for relief. The District Court denied that motion in June 1995.

        Discovery has been completed in the action. The case is currently on the suspense calendar until an order is issued in a parallel action in New York State Supreme Court on In-Touch's motion to reconsider the granting of summary judgment. The parallel action is entitled The Falconwood Corporation, et al. v. In-Touch Technologies, Ltd. et al. (the "State Court Case"). The Company is not a party to the State Court Case.

        Based on the results of discovery and findings against In-Touch in the State Court Case, the Company believes that it has meritorious defenses against In-Touch's damages claim and that the assumptions underlying it have no evidentiary foundation. Neither the Company nor any of its subsidiaries was a party to Falconwood's contract with In-Touch and at no time did the Company or any of its subsidiaries purchase or sell any securities of In-Touch.

        Falconwood has agreed to indemnify the Company and its subsidiaries against any and all liabilities to which they may become subject arising from this legal proceeding, or the facts and circumstances underlying such proceeding, including its costs and expenses. The Company believes, based upon representations of Falconwood, that Falconwood's financial resources are such that it could satisfy any and all obligations arising under such indemnification arrangement.

        On October 26, 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleges that the Company breached the terms of the February 1992 agreement referred to above (the "Agreement") with PCC's predecessor, Pacer/CATS, to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster Corp. ("Ticketmaster"), the Company's main competitor. The Demand sought an injunction and damages in an unspecified amount.

        On November 22, 1994, after Pacer/CATS failed to answer the Demand, the Company moved by Order to Show Cause in the Supreme Court of the State of New York, New York County in an action entitled PromoFone, Inc. et al. v. PCC Management, Inc., to compel arbitration and restrain PCC from pursuing its California Action. On January 27, 1995, the court ordered arbitration before the AAA of all disputes and enjoined PCC from prosecuting any action or proceeding related to the Agreement. On April 4, 1995 PCC filed a motion asking the Supreme Court to reconsider its ruling. On April 27, 1995, the Supreme Court denied PCC's motion. PCC subsequently appealed this order and filed a motion seeking a stay of arbitration pending appeal. This motion was denied. On February 8, 1996, the appellate division denied PCC's appeal of the Supreme Court's January 27, 1995 order. On February 5, 1997, PCC voluntarily dismissed the California Action.

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

        On January 19, 1996, PCC filed counterclaims, alleging that the Company breached the Agreement by allegedly charging a "usurious rate of interest on its financing/subsidizing of PCC's equipment sales", making improper contacts with theaters, failing to provide financial disclosures, making "false, deceptive and unfair statements to theater owners and operators", and by "appropriating PCC's equipment and proprietary information". PCC has requested a declaration that the Agreement is void and an award of $1,238,748 in damages.

        Evidentiary hearings in the arbitration began on September 30, 1996 and are expected to conclude in April 1997. During the October 1996 hearings, PCC withdrew with prejudice its counterclaim that the Company breached the Agreement by charging a usurious rate of interest to PCC. The Company believes that its claims are well based and that the allegations against it are without merit, and the Company will contest them vigorously. Although the outcome of such matter is not presently determinable, the Company believes that the outcome will not result in any material adverse impact on the financial condition of the Company.

        On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleged that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional tort claims.

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

        On January 24, 1997, the Company filed an action against Sir Brian Wolfson, a former director of PCC, in the Supreme Court of the State of New York, alleging that Sir Brian Wolfson breached his fiduciary duties to the Company by causing the assets of PCC to be fraudulently transferred so as to render PCC an insolvent shell corporation incapable of performing its contractual obligations to the Company. The Company is seeking damages in excess of $7 million. On February 10, 1997, Sir Brian Wolfson removed the action to the U.S. District Court for the Southern District of New York. On February 28, 1997, Sir Brian Wolfson filed an answer to the complaint. Discovery in the action is expected to commence shortly.

8. EMPLOYEE BENEFITS AND EMPLOYMENT AGREEMENTS

        The Company participates in a related party sponsored noncontributory defined benefit pension plan, which covers substantially all salaried employees. Normal benefits, payable beginning at age 65, are based on employee's length of service and earnings. Benefits are payable in an annuity form for a period of at least 10 years and thereafter for the life of the participant. For the years ended December 31, 1996, 1995 and 1994 pension expense was approximately $121,000, $110,000 and $50,000, respectively.

        The Company has entered into employment agreements with certain of its executive officers. These agreements automatically renew for an additional two-year term unless notice of non-renewal is given. These agreements provide for a minimum base salary. These agreements include a covenant against competition with the Company extending for a period of two years after termination.

9. CAPITAL STOCK

        The shares of the Class A and Class B common stock are identical except as to voting rights. On all matters submitted to a vote of stockholders, holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to five votes per share. Both classes vote together as a single class on all matters, except that the holders of Class A common stock are entitled to vote as a separate class on certain amendments to the Company's Certificate of Incorporation.

10. STOCK OPTION PLAN

        In 1994, the Board of Directors adopted a stock option plan which provides for the granting of stock options to key employees and other persons rendering services to the Company. The plan provides for the granting of incentive and/or non-statutory stock options. The exercise price of the options is determined by the Compensation Committee of the Board of Directors, and may not be less than, in the case of incentive stock options, the fair market value of the Company's common stock at the date of grant (or 110% in the case of an employee owning more than 10% of the outstanding stock of the Company). Any options granted will be exercisable in full at any time or from time to time as determined by the Compensation Committee and provided in the option agreement. Any options would expire from five to fifteen years from the date granted.

        The activity in the plan is presented below:


                                   Shares Under     Price Range
                                      Option         Per Share
                                    ----------      ------------
Outstanding December 31, 1994 ..     429,408        $ 6.00-11.50
Granted ........................     220,500          3.63- 4.38
Exercised ......................        --               --
Expired or cancelled ...........     (57,214)         3.19- 4.38
                                    ----------       -----------
Outstanding December 31, 1995 ..     592,694        $ 3.19-11.50
Granted ........................     238,000          3.63- 4.50
Exercised ......................      (6,000)               4.00
Expired or cancelled ...........    (127,250)         3.19- 4.19
                                    ----------       -----------
Outstanding December 31, 1996 ..     697,444        $ 3.19-11.50
Exercisable December 31, 1996 ..     103,036        $ 3.19-11.50
                                    ----------       -----------

        On May 31, 1995, options to acquire an aggregate of 372,408 shares of Class A common stock at exercise prices ranging from $6.00 to $7.67 per share were repriced at an exercise price of $3.19 per share, which was the NASDAQ closing price as of that date. All other terms of the option agreements remained unchanged.

        The Company has reserved 900,000 shares of Class A Common Stock for issuance under this plan.

        The estimated fair value on the date of grant of options granted during 1996 and 1995 ranged from $1.69 to $2.10, and $1.69 to $2.04, respectively. The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's pro forma net loss and loss per share for 1996 would have been $2.0 million and $.16 per share, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, there is no resulting pro forma compensation cost for 1995 and the pro forma costs for 1996 may not be representative of that to be expected in future years.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.12% to 6.14%, and 6.04% to 6.10%, respectively, no dividend yield, expected life of 5 years, and expected volatility of 43.11%.

                          EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference.


2 Form of Reorganization Agreement (incorporated by refernce to Exhibit 2 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

3.1 Registrant's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

3.2 Registrant's By-Laws, (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

4.1 Specimen of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

4.2     Form of Registration Rights Agreement (incorporated by reference to
        Exhibit 4.2 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.1 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.2 Form Indemnification Agreement entered into with each director and executive officer of the Company (incorporated by reference to Exhibit
        10.2 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.11 Amendment, dated as of February 25, 1994, to the PromoFone Loan Agreements and The Teleticketing Company, L.P. Loan Agreement, between Falconwood, the Timber Trusts, PromoFone, The Teleticketing Company, L.P., Douglas F. Hoitenga, J. Russell Leatherman and Robert Gukeisen (incorporated by reference to Exhibit 10.11 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.12 Letter Agreement, dated as of February 14, 1992, between The Teleticketing Company, L.P. and Pacer/CATS Corporation (incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.13 Sublease, dated as of March 1, 1994, by and among The Falconwood Corporation and Brody, White & Company, Inc., as sublessors, and The Teleticketing Company, L.P. and Promofone, Inc., as sublessees (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.14 Facilities Service Agreement, dated as of March 1, 1994, by and among The Falconwood Corporation and The Teleticketing Company, L.P. and PromoFone, Inc (incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.15 Employment Agreement between MovieFone, Inc. and Andrew R. Jarecki (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.16 Employment Agreement between MovieFone, Inc. and Adam H. Slutsky (incorporated by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.17 Employment Agreement between MovieFone, Inc. and J. Russell Leatherman (incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (FIle No. 33-76062)).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

27      Financial Data Schedule