Form 10-Q
period 1997-03-31
MOVIEFONE INC
filed 1997-05-15
CIK 919867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 1997
                     ------------------------------------

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-23600

                                MOVIEFONE, INC.

            (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3757816
    -------------------------                       ------------------
    (State or other jurisdic-                        (I.R.S. Employer
     tion of incorporation or                       Identification No.)
         organization)


        335 MADISON AVENUE, NEW YORK, NEW YORK          10017
       ---------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code 212-450-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT MAY 14, 1997
           -----                                  ---------------------------
Common stock, Class A par value $.01 per share             5,650,947
Common stock, Class B par value $.01 per share             7,155,053

                                MOVIEFONE, INC.


                                     INDEX


                                                                     PAGE NO.
PART I     FINANCIAL INFORMATION:

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets                         3

           Condensed Consolidated Statements of Operations               4

           Condensed Consolidated Statements of Cash Flows               5

           Notes to Condensed Consolidated Financial Statements        6-8

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9-10


PART II    OTHER INFORMATION:*


Item 6.    Exhibits and Reports on Form 8-K                             11







* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                        MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      MARCH 31,    DECEMBER 31,
                                                       1997           1996
                                                   ------------- --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $ 2,127,730   $ 3,560,007
 Short-term investments                                 3,001,280     3,003,839
 Trade accounts receivable                              2,871,599     3,213,869
 Prepaid expenses and other current assets                469,970       305,674
 Inventory                                                 81,345       103,923
                                                      -----------   -----------
  Total current assets                                  8,551,924    10,187,312

PROPERTY AND EQUIPMENT                                  5,518,856     5,402,602
ACCUMULATED DEPRECIATION                               (3,844,839)   (3,629,074)
                                                      -----------   -----------
PROPERTY AND EQUIPMENT, net                             1,674,017     1,773,528

LONG-TERM INVESTMENTS                                  13,038,961    11,685,777

DUE FROM OFFICER                                           17,056        16,663

OTHER ASSETS                                              227,593       292,709
                                                      -----------   -----------
  TOTAL ASSETS                                        $23,509,551   $23,955,989
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Due to related parties                               $   118,770   $    79,860
 Accounts payable                                       2,137,734     2,026,610
 Accrued expenses and other current liabilities         2,520,492     2,157,527
                                                      -----------   -----------

  Total current liabilities                             4,776,996     4,263,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share;
  5,000,000 shares authorized, no shares issued
 Common Stock, par value $.01 per share;
  30,000,000 shares authorized; 5,650,947
  shares in 1997 and 1996 of Class A Common
  Stock issued and outstanding; 7,155,053 shares
  of Class B Common Stock issued and outstanding
  in 1997 and 1996                                        128,060       128,060

 Additional paid-in capital                            34,279,267    34,279,267
 Accumulated deficit                                  (15,674,772)  (14,715,335)
    Total stockholders' equity                        -----------   -----------
                                                       18,732,555    19,691,992
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $23,509,551   $23,955,989
                                                      ===========   ===========



See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1997            1996
                                                 ------------    ------------
REVENUE
 Advertising revenue                             $ 2,123,213      $ 1,268,766
 Sponsorship revenue                               1,286,069        1,057,513
 Ticket service fees, net                          1,338,110          648,219
 Other revenue                                       288,464          153,512
                                                 -----------      -----------
  Total revenue                                    5,035,856        3,128,010
                                                 -----------      -----------

COST OF SERVICES
 Advertising commissions                             215,719           61,291
 Ticket sales servicing and transaction
  fees                                               305,532          199,315
 Telecommunications                                  328,231          246,153
 Other expenses                                       91,690           79,838
                                                 -----------      -----------
  Total cost of services                             941,172          586,597
                                                 -----------      -----------

  GROSS PROFIT                                     4,094,684        2,541,413
                                                 -----------      -----------
OTHER COSTS AND EXPENSES
 Selling, general and administrative               1,969,481        1,553,255
 Advertising and promotions                        1,586,630        1,278,777
 Legal expenses                                    1,548,500          627,000
 Depreciation and amortization                       215,764          238,669
 Interest income                                    (266,254)        (276,865)
                                                 -----------      -----------

  Total other costs and expenses                   5,054,121        3,420,836
                                                 -----------      -----------

NET LOSS                                         $  (959,437)     $  (879,423)
                                                 ===========      ===========

NET LOSS PER COMMON SHARE                        $     (0.07)     $     (0.07)
                                                 ===========      ===========

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      12,806,000       12,800,000
                                                 ===========      ===========




See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1997           1996
                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (959,437)    $(879,423)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                       215,764       238,669
   Amortization of premium/discount on
    investment securities                               24,879        27,836
   Barter services received                          1,209,696       986,559
   Barter services provided                         (1,209,696)     (986,559)
   Net changes in assets and liabilities               778,274        23,681
                                                   -----------     ---------
   Net cash provided by (used in)
     operating activities                               59,480      (589,237)
                                                   -----------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of investment securities                 (1,375,504)           --
  Purchases of property and equipment                 (116,253)      (82,591)
                                                   -----------     ---------
   Net cash used in investing activities            (1,491,757)      (82,591)
                                                   -----------     ---------
   Net decrease in cash and cash equivalents        (1,432,277)     (671,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,560,007       839,337
                                                   -----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 2,127,730     $ 167,509
                                                   ===========     =========




See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------


1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc (the "Company") and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the three month period ended March 31, 1997 and 1996. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of financial results on an annual basis.

2. On October 26, 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleges that the Company breached the terms of an agreement (the "Agreement") with PCC's predecessor, Pacer/CATS Corporation ("Pacer/CATS"), to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster Corp. ("Ticketmaster"), the Company's main competitor. The Demand sought an injunction and damages in an unspecified amount.

         On November 22, 1994, after Pacer/CATS failed to answer the Demand, the Company moved by Order to Show Cause in the Supreme Court of the State of New York, New York County in an action entitled PromoFone, Inc. et al. v. PCC Management, Inc., to compel arbitration and restrain PCC from pursuing its California Action. On January 27, 1995, the court ordered arbitration before the AAA of all disputes and enjoined PCC from prosecuting any action or proceeding related to the Agreement. On April 4, 1995, PCC filed a motion asking the Supreme Court to reconsider its ruling. On April 27, 1995, the Supreme Court denied PCC's motion. PCC subsequently appealed this order and filed a motion seeking a stay of arbitration pending appeal. This motion was denied. On February 8, 1996, the appellate division denied PCC's appeal of the Supreme Court's January 27, 1995 order. On February 5, 1997, PCC voluntarily dismissed the California Action.

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

         On January 19, 1996, PCC filed counterclaims in the arbitration, alleging that the Company breached the Agreement by allegedly charging a "usurious rate of interest on its financing/subsidizing of PCC's equipment sales", making improper contacts with theaters, failing to provide financial disclosures, making "false, deceptive and unfair statements to theater owners and operators", and by "appropriating PCC's equipment and proprietary information". PCC has requested a declaration that the Agreement is void and an award of $1,238,748 in damages.

         Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. A decision is expected sometime during the summer of 1997. During the October 1996 hearings, PCC withdrew with prejudice its counterclaim that the Company breached the Agreement by charging a usurious rate of interest to PCC. The Company believes that its claims are well based and that any allegations against it are without merit, and the Company will contest them vigorously. Although the outcome of such matter is not presently determinable, the Company believes that the outcome will not result in any material adverse impact on the financial condition of the Company.

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. The Company's opposition to this motion is due July 31, 1997.

         On January 31, 1996, Ticketmaster-New York, Inc. and Ticketmaster Corporation filed a summons and complaint against the Company and others in the Supreme Court of the State of New York, New York County, for defamation as a result of alleged misstatements regarding the U.S. Department of Justice's investigation of Ticketmaster. On September 9, 1996, the Supreme Court granted the Company's motion to dismiss the suit in its entirety. On October 10, 1996, Ticketmaster filed a notice of appeal. To date, Ticketmaster has yet to perfect such appeal.

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

3. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", the adoption of which will be effective for the Company's fiscal year ending December 31, 1997. The Company believes that the new method of calculating basic earnings per share will not result in amounts materially different from the currently reported primary earnings per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First quarter total revenue increased 61% from $3.13 million in 1996 to $5.04 million in 1997. Advertising revenue increased 67% from $1.27 million in 1996 to $2.12 million in 1997. The increase in advertising revenue was primarily the result of an increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold. Advertising revenue in the first quarter of 1997 also included sales of $.18 million of the Company's new advertising product called "Previews". The percentage of calls on which the Company sold advertising time decreased from 79% in the first quarter of 1996 to 67% in the first quarter of 1997. Sponsorship revenue increased 22% from $1.06 million in 1996 to $1.29 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 106% from $.65 million in the first quarter of 1996 to $1.34 million in the first quarter of 1997. The increase in ticket service fees is primarily due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.25 to $1.50 in Manhattan effective during June 1996. Other revenue increased 93% from $.15 million in 1996 to $.29 million in 1997. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 59% from $.59 million to $.94 million from the first quarter of 1996 to the first quarter of 1997. These costs increased as a result of the corresponding increases in advertising and ticket service fees sales, as well as an increase in other revenue.

First quarter gross profit increased 61% from $2.54 million in 1996 to $4.09 million in 1997.

Total other costs and expenses increased 48% from $3.42 million to $5.05 million from the first quarter of 1996 to the first quarter of 1997. These expenses increased primarily as a result of the Company's increased legal expenses and personnel expenses associated with hiring of additional staff in many areas of the Company's business. The increase in legal expenses relates to the Company's ongoing arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 2 to the Company's condensed consolidated financial statements.)

Net loss increased 9% from $.88 million ($.07 per share) in 1996 to $.96 million ($.07 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 34% from 13.2 million in the first quarter of 1996 to 17.7 million in the first quarter of 1997. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold by the Company's MovieFone service increased 84% from .58 million in the first quarter of 1996 to 1.07 million in the first quarter of 1997. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in the first quarter of 1997 than in the first quarter of 1996, which contributed to the increase in the Company's ticket sales.

The Company added one new market during the first quarter of 1997 (San Antonio) bringing its total number of markets to 29.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance decreased 40% from $3.56 million at December 31, 1996 to $2.13 million at March 31, 1997, primarily due to the purchase of investment securities during the first three months of 1997.

Net cash from operating activities increased 110% from $.59 million used in the first quarter of 1996 to $.06 million provided in the first quarter of 1997. This positive net cash provided by operating activities in the first quarter of 1997 is mainly due to the increased net changes in assets and liabilities.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended March 31, 1997.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOVIEFONE, INC.
                                           (Registrant)


Date:                                     /s/ ADAM H. SLUTSKY
         May 14, 1997                     ----------------------------------
                                          Adam H. Slutsky, Chief Financial
                                          Officer and Chief Operating Officer
                                          (Duly authorized signatory)