Form 10-Q
period 1997-06-30
MOVIEFONE INC
filed 1997-08-15
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1997
                      -----------------------------------

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23600

                                MOVIEFONE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3757816
               --------                                  ----------
   (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)


                  335 MADISON AVENUE, NEW YORK, NEW YORK 10017
                  --------------------------------------------

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


                                                     YES    X     NO
                                                         ------      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                       OUTSTANDING AT AUGUST 14, 1997
                     -----                       ------------------------------
Common stock, Class A par value $.01 per share           5,660,935
Common stock, Class B par value $.01 per share           7,155,053

                                MOVIEFONE, INC.




                                     INDEX
                                     -----

                                                                                                                   PAGE NO.
                                                                                                                   -------
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

                        MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 JUNE 30,          DECEMBER 31,
                                                                  1997                 1996
                                                                  -----                ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                  $  1,979,666        $  3,560,007
   Short-term investments                                          971,471           3,003,839
   Trade accounts receivable                                     2,100,706           3,213,869
   Prepaid expenses and other current assets                       365,062             305,674
   Inventory                                                       162,501             103,923
                                                               ------------        ------------
     Total current assets                                        5,579,406          10,187,312

PROPERTY AND EQUIPMENT                                           5,688,600           5,402,602
ACCUMULATED DEPRECIATION                                        (4,076,391)         (3,629,074)
                                                               ------------        ------------
PROPERTY AND EQUIPMENT, net                                      1,612,209           1,773,528

LONG-TERM INVESTMENTS                                           15,091,173          11,685,777

DUE FROM OFFICER                                                     8,433              16,663

OTHER ASSETS                                                       178,816             292,709
                                                               ------------        -----------

   TOTAL ASSETS                                               $ 22,470,037        $ 23,955,989
                                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILTIES:
   Due to related parties                                     $     79,522        $     79,860
   Accounts payable                                              1,477,225           2,026,610
   Accrued expenses and other current liabilities                2,891,820           2,157,527
                                                              ------------        ------------
     Total current liabilities                                   4,448,567           4,263,997


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,660,935 and 5,650,947 shares
   in 1997 and 1996, respectively, of Class A Common
   Stock issued and outstanding; 7,155,053 shares of
   Class B Common Stock issued and outstanding in
   1997 and 1996.                                                  128,160             128,060

   Additional paid-in capital                                   34,312,139          34,279,267
   Accumulated deficit                                         (16,418,829)        (14,715,335)
                                                              ------------        ------------
     Total stockholders' equity                                 18,021,470          19,691,992
                                                              ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  22,470,037        $ 23,955,989
                                                              ============        ============

See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                         JUNE 30,                                      JUNE 30,
                                                1997                   1996                     1997                    1996
                                          -------------------    -------------------      -------------------     -----------------
  REVENUE
    Advertising revenue                     $2,047,766             $1,875,616               $4,170,979              $3,144,382
    Sponsorship revenue                      1,317,710              1,050,055                2,603,779               2,107,568
    Ticket service fees, net                   759,788                528,625                2,097,898               1,176,844
    Other revenue                              212,427                 73,357                  500,891                 226,869
                                         -------------------    -------------------      -------------------    -------------------
      Total revenue                          4,337,691              3,527,653                9,373,547               6,655,663
                                         -------------------    -------------------      -------------------     ------------------

  COST OF SERVICES
    Advertising commissions                    165,044                155,458                  380,763                 216,749
    Ticket sales servicing and
      transaction fees                         186,234                168,838                  491,766                 368,153
    Telecommunications                         269,330                272,200                  597,561                 518,353
    Other expenses                              37,733                 79,946                  129,423                 159,784
                                         -------------------    -------------------     -------------------       -----------------
      Total cost of services                   658,341                676,442                1,599,513               1,263,039
                                         -------------------    -------------------     -------------------       -----------------

      GROSS PROFIT                           3,679,350              2,851,211                7,774,034               5,392,624

  OTHER COSTS AND EXPENSES
    Selling, general and administrative      2,048,100              1,678,858                4,017,581               3,232,113
    Advertising and promotions               1,538,159              1,232,482                3,124,789               2,511,259
    Legal expenses                             875,000                395,579                2,423,500               1,022,579
    Depreciation and amortization              231,553                248,478                  447,317                 487,147
    Interest income                           (269,405)              (269,834)                (535,659)               (546,699)
                                         -------------------    -------------------     --------------------     ------------------

      Total other costs and expenses         4,423,407              3,285,563                9,477,528               6,706,399
                                         -------------------    -------------------     --------------------     ------------------

  NET LOSS                                   ($744,057)             ($434,352)             ($1,703,494)            ($1,313,775)
                                         ===================    ===================     ===================     ===================


  NET LOSS PER COMMON SHARE                    ($0.06)                ($0.03)                   ($0.13)                 ($0.10)
                                         ===================    ===================     ===================     ===================


  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     12,813,511             12,800,000                12,809,776              12,800,000
                                        ===================    ===================      ===================     ===================


See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 1997                    1996
                                                                       ------------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (1,703,494)           $(1,313,775)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                           447,317                487,147
      Amortization of premium/discount on investment securities                41,610                 63,171
      Barter services received                                              2,449,258              1,964,868
      Barter services provided                                             (2,449,258)            (1,964,868)
      Net changes in assets and liabilities                                 1,301,890               (161,699)
                                                                         ------------            -----------

            Net cash provided by (used in) operating activities                87,323               (925,156)
                                                                         ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities                                   (4,414,638)            (2,768,644)
      Maturities of investment securities                                   3,000,000              4,000,000
      Purchases of property and equipment                                    (285,998)              (155,967)
                                                                         ------------            -----------

            Net cash (used in) provided by investing activities            (1,700,636)             1,075,389
                                                                         ------------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                  32,972                      -
                                                                         ------------            -----------
           Net cash provided by financing activities                           32,972                      -
                                                                         ------------            -----------

           Net (decrease) increase in cash and cash equivalents            (1,580,341)               150,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,560,007                839,337
                                                                         ------------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  1,979,666            $   989,570
                                                                         ============            ===========

See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc (the "Company") and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the three and six month periods ended June 30, 1997 and 1996. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of financial results on an annual basis.

2. On October 26, 1994 the Company was sued by PCC Management, Inc. ("PCC") in the Superior Court of the State of California in an action entitled PCC Management, Inc. v. MovieFone, Inc. et al. (the "California Action") for alleged breach of contract, fraud and interference with contractual relations, inducement of breach of contract, misappropriation of proprietary information, false advertising and unfair competition. The action alleged that the Company breached the terms of an agreement (the "Agreement") with PCC's predecessor, Pacer/CATS Corporation ("Pacer/CATS"), to provide teleticketing services. The action sought injunctive and declaratory relief and compensatory and punitive damages in an unspecified amount. On November 1, 1994, in response to PCC's California Action and pursuant to an arbitration clause in the Agreement, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the Agreement and promoted the services of Ticketmaster Corp. ("Ticketmaster"), the Company's main competitor. The Demand sought injunctive relief and damages in an unspecified amount.

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

         Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS. The panel also awarded the Company certain injunctive relief against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On August 6, 1997, Pacer/CATS filed an application for modification and clarification of the award with the AAA. The Company will file a response to Pacer/CATS's application on or before August 15, 1997. The arbitration panel has 30 days from the date of the Company's response to dispose of Pacer/CATS's application. The Company does not anticipate that Pacer/CATS's application will result in any material modification of the panel's decision.

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. The Company's opposition to this motion is currently due on August 15, 1997.

         On January 31, 1996, Ticketmaster-New York, Inc. and Ticketmaster Corporation filed a summons and complaint against the Company and others in the Supreme Court of the State of New York, New York County, for defamation as a result of alleged misstatements regarding the U.S. Department of Justice's investigation of Ticketmaster. On September 9, 1996, the Supreme Court granted the Company's motion to dismiss the suit in its entirety. On October 10, 1996, Ticketmaster filed a notice of appeal. The nine-month deadline for Ticketmaster to perfect its appeal expired on July 10, 1997.

         On January 24, 1997, the Company filed an action against Sir Brian Wolfson (the "Wolfson Action"), a former director of PCC, in the Supreme Court of the State of New York, alleging that Sir Brian Wolfson breached his fiduciary duties to the Company by causing the assets of PCC to be fraudulently transferred so as to render PCC an insolvent shell corporation incapable of performing its contractual obligations to the Company. The Company sought damages in excess of $7 million. On February 10, 1997, Sir Brian Wolfson removed the action to the U.S. District Court for the Southern District of New York. On February 28, 1997, Sir Brian Wolfson filed an answer to the complaint. On June 23, 1997, the Company voluntarily dismissed the Wolfson Action without prejudice.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

Second quarter total revenue increased 23% from $3.53 million in 1996 to $4.34 million in 1997. Advertising revenue increased 9% from $1.88 million in 1996 to $2.05 million in 1997. The increase in advertising revenue was primarily the result of the additional revenue stream from the Company's new advertising product called "Previews". The number of calls and the average rate per call sold increased, while the percentage of calls on which the Company sold advertising time decreased from 94% in the second quarter of 1996 to 74% in the second quarter of 1997. Sponsorship revenue increased 26% from $1.05 million in 1996 to $1.32 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 43% from $.53 million in the second quarter of 1996 to $.76 million in the second quarter of 1997. The increase in ticket service fees is primarily due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.25 to $1.50 in Manhattan effective during June 1996. Other revenue increased 200% from $.07 million in 1996 to $.21 million in 1997. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services decreased 3% from $.68 million to $.66 million from the second quarter of 1996 to the second quarter of 1997. These costs decreased as a result of the decrease in other expenses.

Second quarter gross profit increased 29% from $2.85 million in 1996 to $3.68 million in 1997.

Total other costs and expenses increased 34% from $3.29 million to $4.42 million from the second quarter of 1996 to the second quarter of 1997. These expenses increased primarily as a result of the Company's increased legal expenses and personnel expenses associated with hiring of additional staff in many areas of the Company's business. The increase in legal expenses relates to the Company's arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See Note 2 to the Company's condensed consolidated financial statements.)

Net loss increased 72% from $.43 million ($.03 per share) in 1996 to $.74 million ($.06 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 13% from 13.7 million in the second quarter of 1996 to 15.5 million in the second quarter of 1997. The Company believes that the growth in its calls received was the result of increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold by the Company's MovieFone service increased 19% from .52 million in the second quarter of 1996 to .62 million in the second quarter of 1997. The Company believes that the growth in its ticket sales are primarily due to the addition of new ticketing markets and theaters, as well as the increase in "on-line" theaters. The Company's on-line ticketing system links directly into the theater's box-office inventory computer and gives MovieFone the ability to sell virtually all of the tickets for a particular show, and to sell tickets up to the minute at which the movie starts.

The Company added one new market during the second quarter of 1997 (Nashville) bringing its total number of markets to 30.


Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

First half total revenue increased 41% from $6.66 million in 1996 to $9.37 million in 1997. Advertising revenue increased 33% from $3.14 million in the first half of 1996 to $4.17 million in the first half of 1997. The increase in advertising revenue was the result of the increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold, as well as the addition of the Company's new advertising product called "Previews". The percentage of calls on which the Company sold advertising time decreased from 87% in the first half of 1996 to 70% in the first half of 1997. Sponsorship revenue increased 23% from $2.11 million in 1996 to $2.60 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 78% from $1.18 million in the first six months of 1996 to $2.10 million in the first six months of 1997. The increase in ticket service fees is due to an increase in the number of tickets sold and an increase in the ticket service fee from $1.25 to $1.50 in Manhattan effective during June 1996. Other revenue increased 117% from $.23 million in the first half of 1996 to $.50 million in the first half of 1997. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars II theater management system.

Total cost of services increased 27% from $1.26 million to $1.60 million from the first half of 1996 to the first half of 1997. These costs increased as a result of the corresponding increases in all components of total revenue.

First half gross profit increased 44% from $5.39 million in 1996 to $7.77 million in 1997.

Total other costs and expenses increased 41% from $6.71 million to $9.48 million from the first half of 1996 to the first half of 1997. These expenses increased primarily as a result of the Company's increased legal expenses and personnel expenses associated with hiring of additional staff in many areas of the Company's business. The increase in legal expenses relates primarily to the Company's arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See
Note 2 to the Company's condensed consolidated financial statements.)

The first half net loss increased 30% from $1.31 million ($.10 per share) in 1996 to $1.70 million ($.13 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 23% from 26.9 million in the first half of 1996 to 33.2 million in the first half of 1997. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold through MovieFone increased 54% from 1.10 million in the first half of 1996 to 1.69 million in the first half of 1997. The Company believes that the growth in its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in the first half of 1997 than in the first half of 1996, which contributed to the increase in the Company's ticket sales.

The Company added two new markets during the first half of 1997 (San Antonio and Nashville) bringing its total number of markets to 30.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance decreased 44% from $3.56 million at December 31, 1996 to $1.98 million at June 30, 1997, primarily due to the purchases of investment securities during the first six months of 1997.

Net cash from operating activities increased 110% from $.93 million used in the first half of 1996 to $.09 million provided in the first half of 1997. This positive net cash provided by operating activities in the first half of 1997 is mainly due to the increased net changes in assets and liabilities.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended June 30, 1997.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MOVIEFONE, INC.
                                                        (Registrant)







Date:                                  /s/ ADAM H. SLUTSKY
                                           -------------------
         August 14, 1997                   Adam H. Slutsky, Chief Financial
                                           Officer and Chief Operating Officer
                                           (Duly authorized signatory)