Form 10-Q
period 1997-09-30
MOVIEFONE INC
filed 1997-11-14
CIK 919867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 1997
                   ----------------------------------------
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                                YES   X          NO
                                                    ------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      CLASS                                  OUTSTANDING AT NOVEMBER 12, 1997
                      -----                                  --------------------------------
     Common stock, Class A par value $.01 per share                      5,662,135
     Common stock, Class B par value $.01 per share                      7,155,053


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

                       MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               1997               1996
                                                                                               -----              ----
    ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                                                         $   1,723,801         $   3,560,007
       Short-term investments, at amortized cost                                                     -             3,003,839
       Trade accounts receivable                                                             2,509,290             3,213,869
       Prepaid expenses and other current assets                                               527,537               305,674
       Inventory                                                                               313,598               103,923
       Due from related parties                                                                 44,299                     -
                                                                                         -------------         -------------
         Total current assets                                                                5,118,525            10,187,312

    PROPERTY AND EQUIPMENT                                                                   5,819,858             5,402,602
    ACCUMULATED DEPRECIATION                                                                (4,316,368)           (3,629,074)
                                                                                         -------------         -------------
    PROPERTY AND EQUIPMENT, net                                                              1,503,490             1,773,528

    LONG-TERM INVESTMENTS, at fair value in 1997 and                                        12,139,361            11,685,777
       at amortized cost in 1996

    DUE FROM OFFICER                                                                             8,636                16,663

    OTHER ASSETS                                                                               145,993               292,709
                                                                                         -------------         -------------

       TOTAL ASSETS                                                                      $  18,916,005         $  23,955,989
                                                                                         =============         =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Due to related parties                                                            $      -              $      79,860
       Accounts payable                                                                      1,624,320             2,026,610
       Accrued expenses and other current liabilities                                        2,126,164             2,157,527
                                                                                         --------------        -------------
         Total current liabilities                                                           3,750,484             4,263,997


    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01 per share;
        5,000,000 shares authorized, no shares issued
      Common Stock, par value $.01 per share; 30,000,000 shares authorized;
       5,662,135 and 5,650,947 shares in 1997 and 1996, respectively, of Class
       A Common Stock issued and outstanding; 7,155,053 shares of Class B
       Common Stock issued and outstanding in 1997 and 1996.                                   128,172               128,060

       Additional paid-in capital                                                           34,316,355            34,279,267
       Unrealized holding gain on investments                                                   90,180                     -
       Accumulated deficit                                                                 (17,149,186)          (14,715,335)
                                                                                         --------------        --------------
                                                                                            17,385,521            19,691,992
       Less: Treasury Stock, 400,000 shares, at cost                                        (2,220,000)                    -
                                                                                         --------------        --------------
         Total stockholders' equity                                                         15,165,521            19,691,992
                                                                                         --------------        --------------

         TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $  18,916,005         $  23,955,989
                                                                                         ==============        ==============

                See notes to condensed consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                            1997             1996              1997                1996
                                       --------------    -------------   ---------------     ---------------
    REVENUE
      Advertising revenue                 $2,166,448        $2,091,835       $6,337,427          $5,236,217
      Sponsorship revenue                  1,323,217         1,097,225        3,926,996           3,204,793
      Ticket service fees, net               768,125           679,397        2,866,023           1,856,241
      Other revenue                          340,462           102,710          841,353             329,579
                                       --------------    --------------   --------------     ---------------
        Total revenue                      4,598,252         3,971,167       13,971,799          10,626,830
                                       --------------    --------------   --------------     ---------------

    COST OF SERVICES
      Advertising commissions                167,588           218,167          548,351             434,916
      Ticket sales servicing and
       transaction fees                      176,003           169,957          667,769             538,110
      Telecommunications                     298,135           286,423          895,696             804,776
      Other expenses                          97,116            49,765          226,539             209,549
                                       --------------    --------------   --------------     ---------------
        Total cost of services               738,842           724,312        2,338,355           1,987,351
                                       --------------    --------------   --------------     ---------------

        GROSS PROFIT                       3,859,410         3,246,855       11,633,444           8,639,479

    OTHER COSTS AND EXPENSES
      Selling, general and
       administrative                      2,660,476         1,448,512        6,678,057           4,680,625
      Advertising and promotions           1,597,080         1,323,386        4,721,869           3,834,645
      Legal expenses                         350,000           429,907        2,773,500           1,452,486
      Depreciation and amortization          239,977           251,358          687,294             738,505
      Interest income                       (257,766)         (271,687)        (793,425)           (818,386)
                                       --------------    --------------   --------------     ---------------

        Total other costs and expenses     4,589,767         3,181,476       14,067,295           9,887,875
                                       --------------    --------------   --------------     ---------------

  (Loss) Income Before Income Taxes         (730,357)           65,379       (2,433,851)         (1,248,396)

  Income Taxes                                -                 -               -                    -
                                       --------------    --------------   --------------     ---------------

  NET (LOSS) INCOME                        ($730,357)          $65,379      ($2,433,851)        ($1,248,396)
                                       ==============    ==============   ==============     ===============

  NET (LOSS) INCOME PER COMMON AND
      COMMON EQUIVALENT SHARE                 ($0.06)            $0.01           ($0.19)             ($0.10)
                                       ==============    ==============   ==============     ===============

  AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES
      OUTSTANDING                         12,786,227        12,899,697       12,801,840          12,800,416
                                       ==============    ==============   ==============     ===============



           See notes to condensed consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           1997                    1996
                                                                       -----------            ------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(2,433,851)           $(1,248,396)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                     687,294                738,505
         Amortization of premium/discount on investment securities          37,319                 94,968
         Barter services received                                        3,694,814              2,987,165
         Barter services provided                                       (3,694,814)            (2,987,165)
         Net changes in assets and liabilities                            (130,028)               (67,322)
                                                                       ------------           ------------

               Net cash used in operating activities                    (1,839,266)              (482,245)
                                                                       ------------           ------------


   CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of investment securities                             (4,414,638)            (2,768,644)
         Sales/maturities of investment securities                       7,017,754              4,000,000
         Purchases of property and equipment                              (417,256)              (258,747)
                                                                       ------------           ------------

               Net cash provided by investing activities                 2,185,860                972,609
                                                                       ------------           ------------



   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                            37,200                 24,000
         Purchase of treasury stock                                     (2,220,000)                  -
                                                                       ------------           ------------

               Net cash (used in) provided by financing activities      (2,182,800)                24,000
                                                                       ------------           ------------

               Net (decrease) increase in cash and cash equivalents     (1,836,206)               514,364

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,560,007                839,337
                                                                       ------------           ------------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,723,801            $ 1,353,701
                                                                       ============           ============


       See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------


1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc (the "Company") and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the three and nine month periods ended September 30, 1997 and 1996. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of financial results on an annual basis.

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

         Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS. The panel also awarded the Company certain injunctive relief against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On October 27, 1997, Pacer/CATS submitted its opposition to the petition to confirm the arbitration award. The Company submitted its reply to the opposition on November 7, 1997.

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC. The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster's reply to the opposition is currently due on November 13, 1997.

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

4. During the quarter ended September 30, 1997, the Company's investments have been reclassified from held-to-maturity to available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, at September 30, 1997, investments are reported at fair value with unrealized holding gains and losses reported in a separate component of stockholders' equity. Investments were previously accounted for at amortized cost.

Item 2.  Management's Discussion and Analysis of Financial Condition
         ------------------------------------------------------------
         and Results of Operations
         -------------------------


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

Third quarter total revenue increased 16% from $3.97 million in 1996 to $4.60 million in 1997. Advertising revenue increased 4% from $2.09 million in 1996 to $2.17 million in 1997. The increase in advertising revenue was primarily the result of the additional revenue stream from the Company's new advertising product called "Previews". The number of calls and the average rate per call sold increased, while the percentage of calls on which the Company sold advertising time decreased from 84% in the third quarter of 1996 to 70% in the third quarter of 1997. Sponsorship revenue increased 20% from $1.10 million in 1996 to $1.32 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 13% from $.68 million in the third quarter of 1996 to $.77 million in the third quarter of 1997. The increase in ticket service fees is primarily due to an increase in the number of tickets sold. Other revenue increased 240% from $.10 million in 1996 to $.34 million in 1997. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 3% from $.72 million to $.74 million from the third quarter of 1996 to the third quarter of 1997. These costs increased primarily due to the increase in other expenses, which consists mainly of the cost of sales of the Company's Mars theater management system.

Third quarter gross profit increased 19% from $3.25 million in 1996 to $3.86 million in 1997.

Total other costs and expenses increased 44% from $3.18 million to $4.59 million from the third quarter of 1996 to the third quarter of 1997. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in many areas of the Company's business.

The third quarter net loss in 1997 is $.73 million ($.06 per share) compared to the third quarter net income in 1996 of $.07 million ($.01 per share).

The number of calls received by the Company's MovieFone service increased 17% from 15.5 million in the third quarter of 1996 to 18.1 million in the third quarter of 1997. The Company believes that the growth in its calls received was the result of an increase in domestic movie theater attendance, an increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold by the Company's MovieFone service increased 11% from .56 million in the third quarter of 1996 to .62 million in the third quarter of 1997. The Company believes that the growth in its ticket sales are primarily due to an increase in domestic movie theater attendance, and the addition of new ticketing markets and theaters.

No new markets were added during the third quarter of 1997. The Company's total number of markets is 30.


Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

Total revenue increased 31% from $10.63 million in the first nine months of 1996 to $13.97 million in the first nine months of 1997. Advertising revenue increased 21% from $5.24 million in the first nine months of 1996 to $6.34 million in the first nine months of 1997. The increase in advertising revenue was the result of the increased number of calls received by the Company's MovieFone service and an increase in the average advertising rate per call sold, as well as the addition of the Company's new advertising product called "Previews". The percentage of calls on which the Company sold advertising time decreased from 86% in the first nine months of 1996 to 70% in the first nine months of 1997. Sponsorship revenue increased 23% from $3.20 million in 1996 to $3.93 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 54% from $1.86 million in the first nine months of 1996 to $2.87 million in the first nine months of 1997. The increase in ticket service fees is primarily due to an increase in the number of tickets sold. Other revenue increased 154% from $.33 million in the first nine months of 1996 to $.84 million in the first nine months of 1997. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 18% from $1.99 million to $2.34 million from the first nine months of 1996 to the first nine months of 1997. These costs increased as a result of the corresponding increases in all components of total revenue.

Gross profit increased 35% from $8.64 million in the first nine months of 1996 to $11.63 million in the first nine months of 1997.

Total other costs and expenses increased 42% from $9.89 million to $14.07 million from the first nine months of 1996 to the first nine months of 1997. These expenses increased primarily as a result of the Company's increased legal expenses, increased personnel expenses associated with hiring of additional staff in many areas of the Company's business, and increased advertising and promotions expenses primarily due to increased barter services received. The increase in legal expenses relates primarily to the Company's arbitration proceeding with Pacer/CATS, with which the Company has an agreement related to certain of the Company's teleticketing activities. (See
Note 2 to the Company's condensed consolidated financial statements.)

Net loss increased 94% from $1.25 million ($.10 per share) in the first nine months of 1996 to $2.43 million ($.19 per share) in the first nine months of 1997.

The number of calls received by the Company's MovieFone service increased 21% from 42.4 million in the first nine months of 1996 to 51.3 million in the first nine months of 1997. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold through MovieFone increased 39% from 1.66 million in the first nine months of 1996 to 2.31 million in the first nine months of 1997. The Company believes that the growth in its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in the first nine months of 1997 than in the first nine months of 1996, which contributed to the increase in the Company's ticket sales.

The Company added two new markets during the first nine months of 1997 (San Antonio and Nashville) bringing its total number of markets to 30.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance decreased 52% from $3.56 million at December 31, 1996 to $1.72 million at September 30, 1997, primarily due to the use of cash for operating activities.

From the nine months ended September 30, 1996 to the nine months ended September 30, 1997, net cash used in operating activities increased 283% from $.48 million to $1.84 million. This increased use of cash is mainly due to the increased net loss for the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, the Company purchased 400,000 shares of treasury stock at a cost of $2.22 million.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended September 30, 1997.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOVIEFONE, INC.
                                             (Registrant)







Date:                                       /s/ ADAM H. SLUTSKY
                                            -------------------
         November 12, 1997                  Adam H. Slutsky, Chief Financial
                                            Officer and Chief Operating Officer
                                            (Duly authorized signatory)