Form 10-K
period 1997-12-31
MOVIEFONE INC
filed 1998-04-01
CIK 919867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997
                  -------------------------------------------

                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

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

Securities registered pursuant to Section 12(b) of the Act:

               Title of class                           Name of each exchange on which registered
               --------------                           -----------------------------------------
Class A Common Stock, par value $.01 per share                 The Nasdaq Stock Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Class A Common Stock on March 25, 1998, as reported on NASDAQ was approximately $22,211,844. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 1998, the Registrant had outstanding 5,262,135 shares of Class A Common Stock, par value $.01 per share and 7,155,053 shares of Class B Common Stock, par value $.01 per share.

                      Documents Incorporated by Reference

Part III: Portions of Registrant's Proxy Statement to be filed within 120 days of the end of the fiscal year covered by this report.

                                 Page 1 of 25
                     Index to Exhibits on Page E-1 and E-2

                       MOVIEFONE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                   FORM 10-K


                                                                           PAGE
                                                                           ----
                                    PART I


Item 1.  BUSINESS                                                            3

Item 2.  PROPERTIES                                                         11

Item 3.  LEGAL PROCEEDINGS                                                  12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13


                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                14

Item 6.  SELECTED FINANCIAL DATA                                            15

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          16

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                           22


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 23

Item 11. EXECUTIVE COMPENSATION                                             23

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     23

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     23


                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   24
         SIGNATURES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         EXHIBIT INDEX

                                    PART I


ITEM 1.    BUSINESS

General

         MovieFone, Inc. (the "Company"), incorporated in Delaware in March 1994, is the leading provider of interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide ("MovieFone") and its online service ("MovieLink"). MovieFone(R), commonly known by its trademark telephone numbers such as 777-FILM(R), and MovieLink(R) provide moviegoers with movie listings for approximately 13,000 movie screens (representing more than 95 percent of the total movie screens in the Company's markets and approximately 40 percent of the total screens in the United States) and the ability to purchase tickets in advance by credit card for many of these screens. The Company currently operates in 31 markets: New York, Los Angeles, San Francisco, Boston, Chicago, Dallas/Ft. Worth, Miami, Denver, Philadelphia, San Diego, Houston, Cleveland, Washington, D.C., Atlanta, Palm Springs, Santa Barbara, Minneapolis/St. Paul, Sacramento, Seattle, Tampa/St. Petersburg, Orlando, Phoenix, Detroit, Las Vegas, Kansas City, Cincinnati, Salt Lake City, San Antonio, Nashville, Baltimore and Toronto, Canada. The Company also provides "Private Label" MovieFone systems for individual theater chains. During the year ended December 31, 1997, the Company received approximately 69.5 million MovieFone calls, 15 million MovieLink sessions, and sold approximately 3.2 million tickets via teleticketing.

         At the beginning of each call, MovieFone callers hear a 20-second advertisement usually for an upcoming movie (the "Feature Billboard"), after which they access movie listings by selecting a movie and theater using the buttons on their touch-tone telephone. MovieFone provides these listings free of charge and, for a $1.00 to $1.50 per-ticket fee, offers callers the opportunity to purchase tickets in advance, thereby avoiding ticket-buyers lines and the disappointment of being turned away from a sold-out show. The Feature Billboard advertisement, which the Company sells primarily to motion picture studios on a per-call basis, provides these advertisers with a highly-targeted medium for marketing their movies, with the added benefit that it is linked to a direct ticket-selling mechanism.

         The Company's primary sources of revenue include (i) advertising sales on MovieFone and MovieLink to motion picture studios and other advertisers ($9.5 million, $7.7 million, and $5.1 million in 1997, 1996, and 1995 respectively), (ii) sponsorships and other promotional services to local media and credit card companies ($5.2 million, $4.4 million, and $3.7 million in 1997, 1996, and 1995, respectively), (iii) service fees for movie tickets sold to the public via MovieFone's and MovieLink's teleticketing service ($4.1 million, $2.7 million, and $2.1 million in 1997, 1996 and 1995, respectively), and (iv) other revenue which primarily includes software license fees, hardware sales, and installation and service fees from Mars theater management system sales.

Business

   MovieFone

         MovieFone is the interactive telephone movie guide commonly known by its trademark telephone numbers such as 777-FILM. MovieFone provides moviegoers with movie listings for approximately 13,000 movie screens (representing more than 95 percent of the total movie screens in the Company's markets and approximately 40 percent of the total screens in the United States) and the ability to purchase tickets in advance by credit card for many of these screens (see "Teleticketing" below).

         Each MovieFone caller hears a single 20-second Feature Billboard advertisement at the beginning of each call. The Company sells this time on a per-call basis to motion picture studios that use it to advertise their movies and to consumer products companies that use it to advertise their merchandise and services. In addition to the Feature Billboard advertisement, the Company also sells another advertising position on MovieFone called "Previews". Motion picture studios purchase Previews on a per-preview basis to advertise their movies. Previews provide MovieFone callers with movie descriptions including star names, plot, running time, and rating.

         All of the major motion picture studios and most "mini-majors" have advertised on MovieFone including, among others, Buena Vista Distribution (the distribution arm of Touchstone Pictures, Walt Disney Pictures, and Hollywood Pictures), Columbia Pictures, MGM, Miramax, Paramount Pictures, TriStar Pictures, 20th Century Fox, Fox Searchlight, Universal Pictures, Warner Brothers, October Films, Trimark, Gramercy, Polygram, and New Line. Non-studio customers have included, Samsung, NBC, A&E, MTV, and TCBY. Historically the Company has sold the bulk of its available advertising time to motion picture studios. During 1997, MovieFone's average rate card price for advertisers was $0.15 per call for Feature Billboard advertisements and $20,000 per Preview, though advertisers may receive a discount for bulk purchases of advertising time.

         The Feature Billboard is sold on a per-call basis and may be "rotated" among multiple advertisers. For example, the Company may sell 50 percent of its calls in a specified week to each of two advertisers. In this case, MovieFone's call distribution system ensures that every other caller hears the advertisement for the second movie in the rotation. While advertising time on MovieFone is generally sold nationally for all MovieFone markets, the Company can also sell advertisers time for each MovieFone market separately. MovieFone also enables advertisers to customize and rotate different messages in one or multiple markets.

         The Company's primary market for selling advertising time has been motion picture studios. In 1997, 94 films were advertised on MovieFone. According to Entertainment Data Inc., the major motion picture studios released approximately 191 movies in 1997 and the total number of movies released in 1997 by all distributors was approximately 275.

         In addition to the services the Company offers under MovieFone's centralized numbers such as 777-FILM(R), which provide movie listings and teleticketing services for multiple theater chains in a given market ("MovieFone Systems"), the Company provides some theater chains with systems that provide these services for a single theater chain in a given market ("Private Label MovieFone Systems"). As with MovieFone Systems, the Company is able to run Feature Billboard and Previews advertisements and sell tickets on these Private Label MovieFone Systems.

MovieLink

         MovieLink, the online version of MovieFone, was launched on the World Wide Web in July 1995 and currently logs as many as 800,000 individual user sessions each week. The service offers up-to-the-minute movie showtimes for 13,000 screens, online ticket sales (see "Teleticketing"), downloadable movie trailers and other multimedia, movie synopses and production notes, a parents' ratings guide, and a store featuring merchandise from popular movies. Users may access MovieLink through any commercial online service or directly on the Internet. To help increase MovieLink usage, the Company has entered into marketing alliances with such online services as America Online, WebTV, and Microsoft, which provide direct connections to MovieLink from their respective services. In addition, the Company has established links with hundreds of major Web sites for promotion and traffic-building. The Company has begun selling advertising on MovieLink to a number of motion picture studios, as well as various other advertisers, including M&M Mars, Microsoft, Chase Manhattan Bank, and AT&T.

         The Company has also entered into agreements with many motion picture studios to provide them with a custom, or "Private Label" version of MovieLink just for their films. These custom pages provide theater and showtime information only for the specific movie being promoted on the studio's web site. MovieLink earns a service fee for providing these custom links, which is reported in Other Revenue in the statement of operations. MovieLink earns a service fee for providing this company with customized, co-branded access to certain pages of MovieLink, which is reported in Other Revenue in the statement of operations.

         During 1997, the Company launched a new service called MovieMail. MovieMail is a direct e-mail service that provides moviegoers with free, customized movie information. Moviegoers who subscribe to MovieMail receive e-mails telling them about movies that match their individual film preferences, including local showtimes for their closest neighborhood theaters. Revenue for MovieMail comes from advertisers who pay to promote their movies or other products.

   Teleticketing

         The Company currently sells tickets for most major theater chains in 15 of MovieFone's markets. The Company currently charges ticket buyers a service fee of $1.00 to $1.50 per ticket purchased through MovieFone or MovieLink.

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

   Mars Theater Management System

         The Mars theater management system includes proprietary software and off-the-shelf hardware which provides theaters with a complete point-of-sale and theater management system to perform such functions as theater scheduling, ticketing (including on-line teleticketing through MovieFone and MovieLink), concession operations, and home office reporting. The Company offers procurement, installation, training, and help desk support and service for the Mars theater management system. As of December 31, 1997, 85 Mars theater management systems were installed in theaters in several markets across the United States. The primary sources of revenue from Mars theater management systems include software license fees, hardware sales, and installation and service fees, which are reported as other revenue in the statements of operations.

   Sponsorships

         The Company has numerous sponsorship agreements with radio stations, television stations, cellular telephone companies, and local newspapers, including The New York Times and the Los Angeles Times. These entities provide the Company with advertising space or airtime in return for promotional "sponsorship" mentions on the local MovieFone System and presence on the Company's in-theater promotional materials. Many of the entities also provide revenue in the form of quarterly promotional fees or other consideration.

         In addition, the Company has sold a "preferred card" sponsorship to American Express. In return for an annual fee, the Company includes the logo of the American Express charge card on its in-theater promotional materials, in its newspaper and other print advertising, and mentions the American Express card as part of the message teleticketing customers hear on MovieFone (e.g. "We welcome the American Express Card, and also accept . . ."). The Company also has agreements with cellular telephone companies, including AT&T Wireless. These agreements allow the cellular telephone companies to permit their subscribers to access MovieFone using a special abbreviated dialing pattern (such as "*-FILM") in return for which the Company receives payments, promotional support, and/or free cellular airtime.

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

         During 1997, the Company hired an employee to further develop direct marketing and research products as described above. No assurances can be given that the Company will be successful in this venture. In addition, there are many competitors in these businesses which have been in existence significantly longer and have significantly greater financial and other resources than the Company.


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

   Theater Chain Agreements

         The Company has agreements with many major theater chains for the sale of tickets to their theaters. The Company's agreements with theater chains generally require that the theater chains assist the Company in advertising its services on an on-going basis by displaying and distributing printed promotional materials and running on-screen advertisements in their theaters.

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

System and Operations

         MovieFone allows consumers to access information and execute transactions using the buttons and corresponding numbers and letters on a touch-tone telephone. MovieFone allows callers to access movie listings by:
(i) entering the first three letters of the movie title on their touch-tone keypad; (ii) browsing through a list of current movie titles and previews organized by genre; and (iii) picking a particular theater and choosing from the movies currently playing there. Callers are asked to enter their 5-digit zip code, which permits MovieFone to provide showtimes for the theaters nearest them. If callers wish to see a movie in another area, they can choose to find a theater geographically. Where teleticketing is available, callers can enter their credit card number and the number of tickets they wish to purchase.

         MovieLink is the online version of MovieFone accessed via the internet's world wide web. MovieLink users can access movie listings by: (i) movie title, (ii) movie genre, (iii) star name, (iv) theatre name, and (v) time. Aside from the service charge for tickets the Company does not charge moviegoers to use MovieFone or MovieLink.

         In order to ensure that MovieFone is a local call from most areas within each market, the Company operates individual computer centers in each area code in the markets in which the Company operates. These computer centers use computer equipment containing "voice processing cards" and other components, all of which are readily available from multiple manufacturers. The Company collects showtimes and other data needed to update the information stored at its computer centers in two ways. Listing information from some theaters is collected electronically, in which case the respective MovieFone System is updated directly via a computer interface to each theater. Listing information from other theaters is sent by theater chains via facsimile to the Company's data center in New York City. There, the listing information is entered manually via the Company's proprietary data entry system. Once the information is entered and checked for accuracy, it is sent by computer modem via regular telephone lines to the corresponding local computer center, where it updates the information available to MovieFone callers. This information is then sent to the computer centers in the manner described above. The MovieFone system is readily expandable by adding new phone lines and computer equipment. The Company currently employs over 3,000 incoming telephone lines nationwide.


Competition

         Generally, the Company's advertising sales business competes with other advertising vehicles, such as newspapers and television, while its teleticketing business primarily competes with the sale of tickets at theater box-offices.

        The business of selling advertising time to motion picture studios is highly competitive and motion picture studios spend a much larger portion of their advertising dollars on more traditional forms of advertising such as television and newspapers.

         For the teleticketing business potential competitors include theater chains, which may choose themselves or through third parties to develop the technology to provide teleticketing without the assistance of the Company, and other ticket selling companies. Other potential competitors include motion picture studios and providers of remote ticket sales services for events other than motion pictures. There can be no assurance that, should any of these potential competitors determine to engage in teleticketing or assist the Company's competitors in the provision of such services, the Company could compete effectively with such competitors or potential competitors. If potential competitors were to attempt to compete with the Company, these competitors might encourage theater chains to enter into teleticketing relationships with such competitors in addition to or in lieu of entering into, or maintaining, relationships with the Company. Such competition could reduce the Company's revenues.

         The Company's Mars theater management system has several direct competitors and some theater chains choose to create their own systems internally.

Trademarks

         The Company has numerous registered trademarks including"MovieFone", "777-FILM", "MovieLink", and others.

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


Employees

         As of December 31, 1997, the Company employed 112 persons (94 full-time and 18 part-time), 7 of whom constituted executive management, 25 of whom were employed in sales and marketing, 7 of whom were employed in accounting and administration and 73 of whom were employed in system development, operations, and maintenance. None of the Company's employees is represented by union or bargaining agents. The Company believes that its relations with its employees are satisfactory.



ITEM 2.  PROPERTIES

         The Company leases its premises in two locations. Its New York office is located at 335 Madison Avenue, New York, NY 10017. Its Los Angeles office is located at 1875 Century Park East, Los Angeles, CA 90067. The Company also has approximately 55 leases at various sites for space located in the markets in which it operates, aggregating to approximately 5,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

In-Touch Technologies

         In March 1994, In-Touch Technologies, Ltd. ("In-Touch") commenced an action in the United States District Court for the Southern District of New York against the Company and others contending that the Company and others had violated the securities laws and engaged in common law fraud and misrepresentation in connection with a loan transaction between The Falconwood Corporation ("Falconwood"), a related party, and In-Touch in an action entitled In-Touch Technologies, Ltd. et al. v. The Falconwood Corporation, et al. Pursuant to a Stipulation of Dismissal dated January 5, 1998, all claims against all of the defendants, including the Company, were discontinued with prejudice.

Pacer/CATS

         On November 1, 1994 the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 agreement between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corporation ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Court confirmed the arbitration award and the decision was entered on November 25, 1997. On December 22, 1997, Pacer/CATS filed a notice of appeal of the decision to confirm the arbitration award. The appeal has not been perfected to date. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. The Company has not received any proceeds from the award.

Ticketmaster

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC Management, Inc. ("PCC"). The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster submitted a reply to the opposition on November 19, 1997. On January 6, 1998, the Company submitted a sur-reply to Ticketmaster's reply. Ticketmaster submitted a response to the Company's sur-reply on January 28, 1998.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1997.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


         The Company's Class A common stock, par value $.01 per share (the "Class A Common Stock"), is traded on The Nasdaq Stock Market under the symbol MOFN. As of December 31, 1997, the registrant had 49 Class A Common Stock shareholders of record, which represented approximately 1,100 beneficial shareholders. The following table sets forth the range of high and low prices for shares of the Class A Common Stock for the fiscal quarters indicated, as furnished by The Nasdaq Stock Market.

                                                     HIGH             LOW
Fiscal Year Ended December 31, 1997
         First Quarter                               5-1/4           4
         Second Quarter                              8-7/8           4-1/8
         Third Quarter                               8-1/2           4-5/8
         Fourth Quarter                              7-5/8           5-1/4

Fiscal Year Ended December 31, 1996
         First Quarter                               5-1/2           3-5/8
         Second Quarter                              7-3/4           4-1/4
         Third Quarter                               5-1/2           3-1/4
         Fourth Quarter                              5-1/8           3-7/8


         There is no established public trading market for the Company's Class B common stock. The registrant had 7 Class B common stock shareholders of record at December 31, 1997.

         The Company has not paid any cash dividends on any of its common stock since its inception. While the Board of Directors has general authority over dividend policy, and there are no material restrictions on the Company's ability to pay dividends, it does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA


                                                        YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      1997        1996        1995         1994        1993
                                      -----       -----       -----        -----       ----
                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total Revenue (a)                   $  20,598   $  15,355   $  11,245    $  8,140    $   4,571
                                    =========   =========   =========    ========    =========
Net Loss                            $  (1,774)  $  (1,957)  $  (1,723)   $ (1,943)   $  (2,219)
                                    =========   =========   =========    ========    =========
Net Loss per common share
   Basic and diluted                $   (0.14)  $   (0.15)  $   (0.13)   $  (0.17)   $   (0.22)
                                    =========   =========   =========    ========    =========

                                                               DECEMBER 31,
                                    -----------------------------------------------------------
                                      1997        1996        1995         1994        1993
                                      -----       -----       -----        -----       ----
                                                              (in thousands)
BALANCE SHEET DATA:
Total Assets                        $  21,593   $  23,956   $  24,020    $ 25,152    $   3,241
                                    =========   =========   =========    ========    =========
Long-term debt                      $      --   $      --   $      --    $     --    $   3,897
                                    =========   =========   =========    ========    =========

(a) Amounts for years prior to 1995 have been reclassified to eliminate from revenue the price of tickets sold.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General

         The Company's revenues are derived primarily from the sale of advertising time to advertisers, the sale of sponsorships to local media, and the sale of movie tickets to the public.

         Advertising Sales. This business includes those activities relating to the provision of movie listings via MovieFone and MovieLink, and the sale of advertising time on a per-call and per-preview basis (principally to motion picture studios) on MovieFone and a per-user basis on MovieLink.

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

         Other Revenue. The Company's other revenue consists primarily of sales of the Mars theater management system, which includes software license fees, hardware sales, and installation and service fees.

Results of Operations

The following table sets forth, for the periods indicated, operating results expressed as a percentage of total revenue:

                                                   Percent of Total Revenue
                                                   Years Ended December 31,
                                                ------------------------------
                                                 1997         1996       1995
                                                ------       ------     ------
Revenue
  Advertising revenue                             46.1%       50.1%       45.0%
  Sponsorship revenue                             25.5        29.0        33.0
  Ticket service fees, net                        19.9        17.8        18.7
  Other revenue                                    8.5         3.1         3.3
                                                 -----       -----       -----
    Total revenue                                100.0       100.0       100.0

Cost of services
  Advertising commissions                          3.8         4.7         5.5
  Ticket sales servicing and
     transaction fees                              4.5         4.8         6.7
  Telecommunications                               5.9         7.2         8.4
  Other expenses                                   2.7         1.8         1.8
                                                 -----       -----       -----
    Total cost of services                        16.9        18.5        22.4
                                                 -----       -----       -----

Gross profit                                      83.1        81.5        77.6
    Total other costs and expenses                91.7        94.2        92.9
                                                 -----       -----       -----
Net loss                                          (8.6)      (12.7)      (15.3)
                                                 -----       -----       -----


Fiscal Year 1997 Compared to Fiscal Year 1996

         Total revenue increased 34% from $15.36 million to $20.60 million from 1996 to 1997. Advertising revenue increased 24% from $7.69 million in 1996 to $9.51 million in 1997. The increase in advertising revenue was the result of an increased number of calls on which advertising was sold and an increase in the average advertising rate per call sold, as well an increase in Previews sales. The percentage of calls on which the Company sold advertising time decreased from 87% in 1996 to 77% in 1997. Sponsorship revenue increased 18% from $4.44 million in

1996 to $5.25 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 50% from $2.74 million in 1996 to $4.10 million in 1997. The increase in ticket service fees was due to an increase in the number of tickets sold and a full year's increase in the ticket service fee from $1.25 to $1.50 in Manhattan which began in June 1996. Other revenue increased 265% from $.48 million in 1996 to $1.75 million in 1997. The increase in other revenue is primarily due to an increase in sales of the Company's Mars business.

         Cost of services increased 23% from $2.84 million to $3.48 million from 1996 to 1997. These costs increased primarily due to increased ticket sales servicing and transaction fees resulting from increased ticket sales, and increased other expenses, particularly computer equipment costs, associated with the growth of the Company's Mars business.

         Gross profit increased 37% from $12.52 million in 1996 to $17.12 million in 1997.

         Other costs and expenses (which include selling, general and administrative expenses) increased 30% from $14.48 million to $18.89 million from 1996 to 1997. These expenses increased primarily as a result of the Company's increased personnel expenses primarily associated with hiring of additional staff in the Company's core advertising and ticket sales business, the development of the Company's emerging business units, the increase in advertising and promotion expenses, and increased legal expenses. Legal expenses, relating primarily to the Company's arbitration and litigation proceedings with Pacer/CATS (see Item 3. in Part I and Note 7 to the Company's consolidated financial statements), increased 22% from $2.44 million in 1996 to $2.97 million in 1997.

         The net loss decreased 10% from $1.96 million ($.15 per share) in 1996 to $1.77 million ($.14 per share) in 1997.

         The number of calls received by the Company's MovieFone service increased 22% from 56.9 million in 1996 to 69.5 million in 1997.

         The number of tickets sold through MovieFone and MovieLink increased 38% from 2.36 million in 1996 to 3.21 million in 1997.

         The Company believes that the growth in its call volume and the number of tickets sold from 1996 to 1997 were the result of increased awareness in established markets, the addition of new markets and theaters, and increased moviegoing in the United States. Also, the Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. There were more of these "hit" movies in 1997 than 1996 which contributed to the increase in the Company's ticket sales.

         The Company added three new markets during 1997 (San Antonio, Nashville and Baltimore) bringing its total number of markets to 31.

Fiscal Year 1996 Compared to Fiscal Year 1995

         Total revenue increased 37% from $11.24 million to $15.36 million from 1995 to 1996. Advertising revenue increased 52% from $5.07 million in 1995 to $7.69 million in 1996. The increase in advertising revenue was the result of an increased number of calls on which advertising was sold and an increase in the average advertising rate per call sold, as well as the addition of Previews sales. The percentage of calls on which the Company sold advertising time increased from 85% in 1995 to 87% in 1996. Sponsorship revenue increased 20% from $3.71 million in 1995 to $4.44 million in 1996 due to increased barter services provided. Ticket service fees increased 30% from $2.10 million in 1995 to $2.74 million in 1996. The increase in ticket service fees was due to an increase in the number of tickets sold and a full year's increase in the ticket service fee from $1.00 to $1.25 in most of the Company's markets, as well as an increase in the ticket service fee from $1.25 to $1.50 in Manhattan starting in June 1996. Other revenue increased 30% from $.37 million in 1995 to $.48 million in 1996. Other revenue is comprised of revenue from the Company's emerging business units, primarily Mars and certain MovieLink revenue.

         Cost of services increased 13% from $2.52 million to $2.84 million from 1995 to 1996. These costs increased primarily due to increased advertising commissions resulting from increased advertising sales, increased telecommunications expense resulting from processing more calls, the adding of new area codes in existing markets, and opening new markets, as well as increased expenses associated with the growth of MovieFone's emerging business units, particularly computer equipment costs associated with sales of Mars.

         Gross profit increased 43% from $8.73 million in 1995 to $12.52 million in 1996.

         Other costs and expenses (which include selling, general and administrative expenses) increased 39% from $10.45 million to $14.48 million from 1995 to 1996. These expenses increased primarily as a result of the Company's increased personnel expenses associated with hiring of additional staff in the Company's core advertising and ticket sales business, the development of the Company's emerging business units, the increase in advertising and promotion expenses, and increased legal expenses. Legal expenses, relating primarily to the Company's ongoing arbitration and litigation proceedings with Pacer/CATS (see Item 3. in Part I and Note 7 to the Company's consolidated financial statements), increased 144% from $1.00 million in 1995 to $2.44 million in 1996.

         The net loss increased 14% from $1.72 million ($.13 per share) in 1995 to $1.96 million ($.15 per share) in 1996.

         The number of calls received by the Company's MovieFone service increased 26% from 45.0 million in 1995 to 56.9 million in 1996.

         The number of tickets sold through MovieFone and MovieLink increased 7% from 2.20 million in 1995 to 2.36 million in 1996.

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

         During 1997, net cash flows provided by operating activities was $.17 million. During 1996 and 1995, net cash flows used in operating activities was $.08 million and $1.73 million, respectively. Cash flows provided by operating activities for the year ended December 31, 1997 was primarily due to a minimal increase in trade accounts receivable and a significant increase in accounts payable. The decrease in the use of cash from the year ended December 31, 1995 to the year ended December 31, 1996 was mainly due to the increase in accrued expenses and other current liabilities, and an increase in depreciation and amortization and amortization of premium (discount) on investment securities.

         During 1997, 1996 and 1995, net cash flows provided by investing activities was $1.94 million, $2.78 million and $2.04 million, respectively. For each of the three years in the period ended December 31, 1997, net cash flows provided by investing activities was primarily due to the sales/maturities of investment securities.

         During 1997, net cash flows used in financing activities was $2.18 million primarily due to the purchase of 400,000 shares of treasury stock at a cost of $2.22 million. During 1996, net cash flows provided by financing activities was $.02 million. The Company did not engage in any financing activities during 1995.

         The Company's cash balance decreased 2% from $3.56 million to $3.48 million from December 31, 1996 to December 31, 1997.

         The Company does not have any significant outstanding commitments for capital expenditures but intends to incur such expenditures for expansion of its core businesses and development of its infrastructure and new businesses.

         As is the case with most other companies using computers in their operations, the Company is in the process of addressing matters relating to what is commonly referred as Year 2000 compliance. The Company is currently undertaking a review of its systems and applications and those of its vendors to ensure that such systems and applications properly recognize the Year 2000. The Company will utilize internal and external resources to ensure that all of its systems and applications are Year 2000 compliant and expects to complete and test such compliance within the next 12 months. There can be no guarantee that the systems and applications of the Company will be Year 2000 compliant and that any non-compliance would not have a material adverse effect on the Company.


Seasonality and Quarterly Comparisons

         Historically, the Company's revenues have been seasonal, with the highest sales occurring during the months of June, July, and August, and the months of November, December, and January. These periods correspond to the busy moviegoing seasons. During these two periods, typically referred to as the summer and holiday seasons, respectively, moviegoing increases and motion picture studios typically release their big-budget and most highly-anticipated movies.

         The advertising sales business is dependent on MovieFone call volume and MovieLink session volume. While calls and sessions tend to rise and fall with movie theater attendance, the Company believes that they are less volatile than movie theater attendance.

         Teleticketing volume is generally more volatile than movie theater attendance. When motion picture studios have released big-budget, highly-anticipated movies, teleticketing volume has increased significantly compared to other periods during the year. The Company believes this higher volume is the result of moviegoers' increased concerns about particular performances being sold-out. In addition, motion picture distributors often release high-profile movies for exhibition on a limited number of screens during the busy seasons. The Company believes that the limited release of high-profile movies further heightens moviegoers' concern that a particular movie will be sold-out and increases teleticketing volume.

         The Company typically neither increases its staff during its busy periods nor decreases its staff during the other times of the year. However, the Company has scheduled periodic additions of telephone lines and related computer equipment to its MovieFone Systems just prior to these two busy seasons.

         In addition to fluctuations in movie theater attendance, the Company expects that its quarterly results will fluctuate due to its expansion efforts. As the Company expands its existing markets, enters into new markets and initiates new business activities, its expenses may increase more than its revenues, resulting in quarterly fluctuations in operating results.


Impact of Inflation

         The Company does not believe that inflation has had a material impact on its operations to date. However, substantial inflation-driven increases in the costs of labor and telephone service in particular could adversely affect the Company's profitability.


Impact of New Accounting Standards

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). All prior periods have been restated to comply with the provisions of SFAS No. 128.



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


         The information required by items 10, 11, 12, and 13 are incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

                                          MOVIEFONE, INC.
                                          (Registrant)

Date: March 25, 1998                  By  /s/  Adam H. Slutsky
                                          --------------------
                                          Adam H. Slutsky, Chief Financial
                                          Officer and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                                   Title


/s/ Dr. Henry G. Jarecki                 Chairman of the Board of Directors
---------------------------------
  Dr. Henry G. Jarecki


/s/ Andrew R. Jarecki                    Chief Executive Officer (principal
---------------------------------        executive officer); Director
  Andrew R. Jarecki


/s/ Adam H. Slutsky                      Chief Operating Officer and Chief
---------------------------------        Financial Officer (principal financial
  Adam H. Slutsky                        and accounting officer); Director


/s/ J. Russell Leatherman                President; Director
---------------------------------
  J. Russell Leatherman


/s/ Mark N. Kaplan                       Director
---------------------------------
  Mark N. Kaplan


/s/ George H. McLaughlin                 Director
---------------------------------
  George H. McLaughlin


/s/ Strauss Zelnick                      Director
---------------------------------
  Strauss Zelnick



March 25, 1998

                       MOVIEFONE, INC. AND SUBSIDIARIES
                                   INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1997 and 1996      F-3

         Consolidated Statements of Operations for the Years Ended
            December 31, 1997, 1996 and 1995                               F-4

         Consolidated Statements of Changes in Stockholders'
            Equity for the Years Ended December 31, 1997, 1996 and 1995    F-5

         Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1996 and 1995                               F-6

         Notes to Consolidated Financial Statements                        F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
  MovieFone, Inc.:

We have audited the accompanying consolidated balance sheets of MovieFone, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MovieFone, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

                       MOVIEFONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                                   ----            ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $  3,482,363    $  3,560,007
   Short-term investments, at amortized cost                                              -       3,003,839
   Trade accounts receivable                                                      3,586,604       3,213,869
   Prepaid expenses and other current assets                                        380,024         305,674
   Inventory                                                                        370,549         103,923
                                                                               ------------    ------------
     Total current assets                                                         7,819,540      10,187,312

PROPERTY AND EQUIPMENT, net                                                       1,501,853       1,773,528

LONG-TERM INVESTMENTS, at fair value in 1997 and                                 12,151,101      11,685,777
    at amortized cost in 1996

DUE FROM OFFICER                                                                      8,844          16,663

OTHER ASSETS                                                                        111,773         292,709
                                                                               ------------    ------------

   TOTAL ASSETS                                                                $ 21,593,111    $ 23,955,989
                                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                                      $     13,908    $     79,860
   Accounts payable                                                               3,453,071       2,026,610
   Accrued expenses and other current liabilities                                 2,288,529       2,157,527
                                                                               ------------    ------------
     Total current liabilities                                                    5,755,508       4,263,997


COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,662,135 and 5,650,947 shares
   in 1997 and 1996, respectively, of Class A
   Common Stock issued and outstanding;                                              56,621          56,509
    7,155,053 shares of Class B Common Stock issued
    and outstanding in 1997 and 1996                                                 71,551          71,551

   Additional paid-in capital                                                    34,316,355      34,279,267
   Unrealized holding gain on investments                                           101,920               -
   Accumulated deficit                                                          (16,488,844)    (14,715,335)
                                                                               ------------    ------------
                                                                                 18,057,603      19,691,992
   Less Treasury Stock, 400,000 shares, at cost                                  (2,220,000)              -
                                                                               ------------    ------------
     Total stockholders' equity                                                  15,837,603      19,691,992
                                                                               ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                               $ 21,593,111    $ 23,955,989
                                                                               ============    ============


See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1997           1996            1995
                                                 -----------    ------------    ------------
REVENUE
  Advertising revenue                           $  9,505,205    $  7,693,891    $  5,067,384
  Sponsorship revenue                              5,247,879       4,441,411       3,711,015
  Ticket service fees, net                         4,095,832       2,738,817       2,099,286
  Other revenue                                    1,749,002         481,203         366,995
                                                ------------    ------------    ------------
    Total revenue                                 20,597,918      15,355,322      11,244,680
                                                ------------    ------------    ------------

COST OF SERVICES
  Advertising commissions                            781,289         712,065         617,309
  Ticket sales servicing and transaction fees        935,716         734,613         752,715
  Telecommunications                               1,208,110       1,110,300         946,329
  Other expenses                                     553,667         279,003         202,437
                                                ------------    ------------    ------------
    Total cost of services                         3,478,782       2,835,981       2,518,790
                                                ------------    ------------    ------------

    Gross Profit                                  17,119,136      12,519,341       8,725,890

OTHER COSTS AND EXPENSES
  Selling, general and administrative              9,438,187       6,716,389       5,286,866
  Advertising and promotions                       6,563,561       5,393,665       4,593,248
  Legal expenses                                   2,973,500       2,443,661       1,003,010
  Depreciation and amortization                      940,754       1,010,420         749,987
  Interest income                                 (1,023,357)     (1,087,507)     (1,184,623)
                                                ------------    ------------    ------------
    Total other costs and expenses                18,892,645      14,476,628      10,448,488
                                                ------------    ------------    ------------

NET LOSS                                        $ (1,773,509)   $ (1,957,287)   $ (1,722,598)
                                                ============    ============    ============

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                             $      (0.14)   $      (0.15)   $      (0.13)
                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                               12,704,887      12,801,820      12,800,000
                                                ============    ============    ============


See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Class A        Class B     Additional     Unrealized
                                                      Common         Common       Paid-in      Holding Gain    Accumulated
                                                      Stock          Stock        Capital     On Investments     Deficit
                                                  ------------   ------------   ------------  --------------  ------------
BALANCE, JANUARY 1, 1995 ......................   $     56,449   $     71,551   $ 34,255,327   $         --   $(11,035,450)
   Net loss ...................................             --             --             --             --     (1,722,598)
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1995 ....................         56,449         71,551     34,255,327             --    (12,758,048)
   Issuance of 6,000 shares of Class A Common
     Stock upon exercise of stock options .....             60             --         23,940             --             --
   Net loss ...................................             --             --             --             --     (1,957,287)
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1996 ....................         56,509         71,551     34,279,267             --    (14,715,335)
   Issuance of 11,188 shares of Class A Common
     Stock upon exercise of stock options .....            112             --         37,088             --             --
   Unrealized holding gain on investments .....             --             --             --        101,920             --
   Purchase of 400,000 shares of Treasury Stock             --             --             --             --             --
   Net loss ...................................             --             --             --             --     (1,773,509)
                                                  ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1997 ....................   $     56,621   $     71,551   $ 34,316,355   $    101,920   $(16,488,844)
                                                  ============   ============   ============   ============   ============


                    [RESTUBBED TABLE CONTINUED FROM ABOVE]


                                                                    Total
                                                  Treasury       Stockholders'
                                                    Stock           Equity
                                                 ------------    ------------

BALANCE, JANUARY 1, 1995 ......................  $         --    $ 23,347,877
   Net loss ...................................            --      (1,722,598)
                                                 ------------    ------------
BALANCE, DECEMBER 31, 1995 ....................            --      21,625,279
   Issuance of 6,000 shares of Class A Common
     Stock upon exercise of stock options .....            --          24,000
   Net loss ...................................            --      (1,957,287)
                                                 ------------    ------------
BALANCE, DECEMBER 31, 1996 ....................            --      19,691,992
   Issuance of 11,188 shares of Class A Common
     Stock upon exercise of stock options .....            --          37,200
   Unrealized holding gain on investments .....            --         101,920
   Purchase of 400,000 shares of Treasury Stock    (2,220,000)     (2,220,000)
   Net loss ...................................            --      (1,773,509)
                                                 ------------    ------------
BALANCE, DECEMBER 31, 1997 ....................  $ (2,220,000)   $ 15,837,603
                                                 ============    ============


See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                          1997             1996            1995
                                                                                          -----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $ (1,773,509)    $ (1,957,287)    $ (1,722,598)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                       940,754        1,010,420          749,987
      Amortization of premium (discount) on investment securities                          61,242          124,640         (134,155)
      Gain on sale of investment securities                                               (28,577)              --               --
      Barter services received                                                          4,938,969        4,148,929        3,353,522
      Barter services provided                                                         (4,938,969)      (4,148,929)      (3,353,522)
      Changes in assets and liabilities:
         Increase in trade accounts receivable                                           (372,735)      (1,217,378)        (805,726)
         (Increase) decrease in prepaid expenses and other current assets                 (74,350)          17,579         (115,200)
         (Increase) decrease in inventory                                                (266,626)          63,794         (167,717)
         Decrease (increase) in due from related parties                                       --           93,524          (93,524)
         Decrease (increase) in due from officer                                            7,819           (1,051)          11,951
         Decrease (increase) in other assets                                              180,936          (82,539)         (41,039)
         (Decrease) increase in due to related parties                                    (65,952)          79,860         (240,718)
         Increase in accounts payable                                                   1,426,461          637,604          736,233
         Increase in accrued expenses and other current liabilities                       131,002        1,151,816           94,787
                                                                                     ------------     ------------     ------------

            Net cash provided by (used in) operating activities                           166,465          (79,018)      (1,727,719)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities                                               (4,414,638)      (2,768,644)     (10,777,032)
      Sales/Maturities of investment securities                                         7,022,408        6,000,000       13,759,615
      Purchases of property and equipment                                                (669,079)        (455,668)        (946,699)
                                                                                     ------------     ------------     ------------

            Net cash provided by investing activities                                   1,938,691        2,775,688        2,035,884
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                              37,200           24,000               --
      Purchase of treasury stock                                                       (2,220,000)              --               --
                                                                                     ------------     ------------     ------------

             Net cash (used in) provided by financing activities                       (2,182,800)          24,000               --
                                                                                     ------------     ------------     ------------

             Net (decrease) increase in cash and cash equivalents                         (77,644)       2,720,670          308,165

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            3,560,007          839,337          531,172
                                                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $  3,482,363     $  3,560,007     $    839,337
                                                                                     ============     ============     ============


See notes to consolidated financial statements.

                       MOVIEFONE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business--MovieFone, Inc. and its wholly-owned subsidiaries (the "Company") provide interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide ("MovieFone") and its online service ("MovieLink"). The Company's primary sources of revenue include (1) advertising sales on MovieFone and MovieLink to motion picture studios and other advertisers, (2) service fees for movie tickets sold to the public via MovieFone's and MovieLink's teleticketing service, (3) sponsorships and other promotional services to local media and credit card companies, and (4) other revenue which primarily includes software license, service and installation fees, and hardware sales from Mars theater management systems sales.

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

         Earnings Per Share--During the fiscal year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. For December 31, 1997, 1996 and 1995, the weighted average number of common shares outstanding was calculated excluding stock options of 873,869, 707,444 and 667,694, respectively, as they are antidilutive.

         Revenue Recognition and Barter Services--Ticket service fee revenue is recognized upon the sale of tickets to a buyer. Ticket service fee revenue is net of ticket purchases of approximately $23,500,000, $16,004,000, and $14,906,000 in 1997, 1996 and 1995, respectively, as well as allowances for disputed charges and refunds of approximately $235,000, $404,000, and $213,000 in 1997, 1996 and 1995, respectively.

         Advertising revenue for MovieFone is based on a per call charge and is recognized as calls are received. MovieLink advertising revenue is based on a per user charge and is recognized as users log onto the website. Previews advertising revenue is based on a per preview charge and is recognized upon initial setup of the Preview on MovieFone.

         Sponsorship revenue includes barter services revenue as well as promotional fees. All promotional fees are deferred and amortized over the sponsorship period. There was approximately $31,000 of deferred sponsorship revenue as of December 31, 1997 and $13,000 as of December 31, 1996. The Company's barter revenue is generated via the exchange of MovieFone advertising time and MovieLink advertising space for various sponsor media services. These barter transactions and other services are reported at the estimated fair market value of the sponsor media services received, and revenues and expenses are recorded as these barter services are provided or received. Amounts reported as both sponsorship revenue and advertising and promotions expense were approximately $4,939,000, $4,149,000, and $3,353,500 in 1997, 1996 and 1995, respectively. These cross-promotion barter transactions resulted in no receivables or liabilities as of December 31, 1997 and 1996.

         Other revenue primarily includes software license, service and installation fees, and hardware sales from Mars theater management systems. Software license and installation fees, as well as, hardware sales are recognized upon installation of the system in the movie theater. Service fees are deferred and amortized to revenue over the service period.

         Cash and Cash Equivalents--Cash and cash equivalents include cash on hand and in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased.

         Investments--The Company's short-term investments at December 31, 1996 consist of United States Treasury notes with maturities within one year of the balance sheet date. The Company's long-term investments at December 31, 1997 and 1996 consist of United States Treasury notes with maturities greater than one year from the balance sheet date. All investments are recorded on a trade date basis. During 1997, the Company's investments were reclassified from held-to-maturity to available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investments are carried at fair market value with unrealized holding gains and losses reported in a separate component of stockholders' equity. Investments were previously accounted for at amortized cost. The Company's decision to sell investments originally intended to be held to maturity was due to the need for funds to purchase treasury stock.

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

         Research and Development Costs--Costs incurred for the development of proprietary software are expensed as incurred and for the years ended December 31, 1997, 1996 and 1995 were approximately $303,000, $369,000, and $279,000, respectively.

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

         Fair value of financial instruments--Fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996. The estimated fair value, which approximates cost, of cash and cash equivalents, accounts receivable, due from officer, due to affiliates, accounts payable and accrued expenses are reflected in the consolidated balance sheet. The fair value of investments is based on quoted market prices as presented in Note 2.


2. INVESTMENTS

         The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of December 31, 1997 are as follows:

                                                   Gross       Gross
                                                 Unrealized  Unrealized
                                     Amortized    Holding      Holding       Fair
                                        Cost       Gains       Losses        Value
                                    -----------  ----------  -----------  -----------
Debt securities issued by the
U.S. Treasury with maturities:
   After 1 year through 5 years.... $12,049,181   $124,719     $22,799    $12,151,101
                                    -----------  ----------  -----------  -----------

         Proceeds from the sale of investment securities available-for-sale during 1997 were $4,119,939 and related net realized gains included in income were $28,577. The cost of the investment securities sold was based on the specific identification method.

         At December 31, 1996, investment securities classified as held-to-maturity are as follows:

                                               Amortized          Fair
                                                  Cost            Value
                                              ------------     ------------
Debt securities issued by the
U.S. Treasury with maturities:
   Within 1 year...........................    $ 3,003,839      $ 3,012,180
   After 1 year through 5 years............     11,685,777       11,741,280
                                              ------------     ------------
                                               $14,689,616      $14,753,460
                                              ------------     ------------

         The gross unrealized holding gains at December 31, 1996 are $63,844.


3. PROPERTY AND EQUIPMENT

                                                           December 31,
                                                   ---------------------------
                                                      1997             1996
                                                   ----------       ----------
Computer equipment .........................       $3,363,427       $2,735,101
Theater equipment ..........................        1,323,205        1,302,750
Capitalized software costs .................          795,858          795,858
Telephone equipment ........................          187,762          187,762
Furniture, fixtures and leasehold
 improvements ..............................          401,429          381,131
                                                   ----------       ----------
                                                    6,071,681        5,402,602
Less accumulated depreciation and
 amortization ..............................        4,569,828        3,629,074
                                                   ----------       ----------
                                                   $1,501,853       $1,773,528
                                                   ----------       ----------

         Capitalized software costs are recorded in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and relate solely to the costs incurred for the Company's theater management system, which provides theaters with a complete management system for all movie theater scheduling, ticketing and concession operations. Capitalized software costs are being depreciated on a straight-line basis over a three year period which began January 1, 1996. Depreciation expense for capitalized software costs for each of the two years ended December 31, 1997 and 1996 was $265,286.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                            December 31,
                                                    --------------------------
                                                       1997            1996
                                                    ----------      ----------
Accrued payroll, bonuses and related
 taxes .......................................      $1,019,364      $  716,695
Accrued pension and vacation benefits ........         490,918         369,000
Accrued professional fees ....................         367,609         763,688
Other ........................................         410,638         308,144
                                                    ----------      ----------
                                                    $2,288,529      $2,157,527
                                                    ----------      ----------


5. RELATED PARTY TRANSACTIONS

         The Company enters into various transactions in connection with its operations with companies whose officers, directors and partners are also officers and/or shareholders of MovieFone, Inc. (collectively, "Related Party").

         In 1994, the Company commenced leasing office space and entered into a facilities service agreement with a Related Party to provide certain administrative services to the Company. For the years ended December 31, 1997, 1996 and 1995, this Related Party charged the Company approximately $0, $145,000 and $151,000, respectively, under such lease agreement, and $191,000, $119,000 and $382,000, respectively, under such facilities service agreement. Effective October 31, 1996, the lease agreement was terminated due to the Company's move to new office space.

         During 1997 and 1996, various Company employees provided certain administrative and professional services to a Related Party. The Company charged the Related Party approximately $32,000 and $59,000 for these services for the years ended December 31, 1997 and 1996, respectively.

6. INCOME TAXES

         There was no income tax expense or benefit for 1997, 1996 and 1995 due to the operating losses incurred.

         The major sources of temporary differences and their tax effect are as follows:

                                                         December 31,
                                                    1997             1996
                                                 -----------      -----------
Deferred tax asset
Net operating loss carry forward ...........     $ 5,142,000      $ 4,569,000
Accrued expenses and other .................         246,000               --
Valuation allowance ........................      (5,388,000)      (4,569,000)
                                                 -----------      -----------
Net deferred tax asset after valuation
  allowance ................................     $        --      $        --
                                                 -----------      -----------

         The Company has available federal net operating loss carry forwards to offset future taxable income of approximately $13,000,000 which expire in 2003 through 2012. These operating loss carry forwards do not include losses of TTCLP through May 13, 1994 (effective date of the Reorganization) which are included in the tax returns of the individual partners.


7. COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Company was committed under operating leases for office space, expiring at various dates through 2000, requiring minimum annual rental payments as follows:

         1998..............................................   $ 407,112
         1999..............................................     276,162
         2000..............................................       4,436
                                                              ---------
                                                              $ 687,710
                                                              ---------

         Rental expense under such leases totaled $322,600, $274,800, and $162,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

         In March 1994, In-Touch Technologies, Ltd. ("In-Touch") commenced an action in the United States District Court for the Southern District of New York against the Company and others contending that the Company and others had violated the securities laws and engaged in common law fraud and misrepresentation in connection with a loan transaction between The Falconwood Corporation ("Falconwood"), a related party, and In-Touch in an action entitled In-Touch Technologies, Ltd. et al. v. The Falconwood Corporation, et al. Pursuant to a Stipulation of Dismissal dated January 5, 1998, all claims against all of the defendants, including the Company, were discontinued with prejudice.

         On November 1, 1994 the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corp. ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Court confirmed the arbitration award and the decision was entered on November 25, 1997. On December 22, 1997, Pacer/CATS filed a notice of appeal of the decision to confirm the arbitration award. The appeal has not been perfected to date. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. The Company has not received any proceeds from the award.

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC Management, Inc. ("PCC"). The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On May 9, 1995, Ticketmaster filed a motion to dismiss. The Company filed opposition to this motion on June 27, 1995. Oral argument on Ticketmaster's motion was held in late September 1995. The court took the motion under submission. To date, no decision has been rendered. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster submitted a reply to the opposition on November 19, 1997. On January 6, 1998, the Company submitted a sur-reply to Ticketmaster's reply. Ticketmaster submitted a response to the Company's sur-reply on January 28, 1998.


8. EMPLOYEE BENEFITS AND EMPLOYMENT AGREEMENTS

         The Company participates in a related party sponsored noncontributory defined benefit pension plan, which covers substantially all salaried employees. Normal benefits, payable beginning at age 65, are based on employee's length of service and earnings. Benefits are payable in an annuity form for a period of at least 10 years and thereafter for the life of the participant. For the years ended December 31, 1997, 1996 and 1995 pension expense was approximately $83,000, $121,000, and $110,000, respectively.

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

         The activity in the plan is presented below:

                                         --------------------------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                         Shares Under    Price Range    Price
                                            Option        Per Share   Per Share
                                         --------------------------------------
Outstanding December 31, 1994 ........      432,908      $6.00-11.50     $7.50
Granted ..............................      295,500       3.63- 4.38      4.18
Exercised ............................           --               --        --
Expired or canceled ..................      (60,714)      3.19- 4.38      3.47
                                         --------------------------------------
Outstanding December 31, 1995 ........      667,694      $3.19-11.50     $3.94
Granted ..............................      173,000       3.63- 4.50      4.05
Exercised ............................       (6,000)            4.00      4.00
Expired or canceled ..................     (127,250)      3.19- 4.19      3.86
                                         --------------------------------------
Outstanding December 31, 1996 ........      707,444      $3.19-11.50     $3.98
Granted ..............................      243,000       4.25- 7.50      4.72
Exercised ............................      (11,188)      3.19- 4.19      3.32
Expired or canceled ..................      (65,387)      3.19- 4.25      3.77
                                         --------------------------------------
Outstanding December 31, 1997 ........      873,869      $3.19-11.50     $4.21
                                         --------------------------------------
Exercisable December 31, 1995 ........       38,869      $3.19-11.50     $3.77
Exercisable December 31, 1996 ........      118,036      $3.19-11.50     $3.92
Exercisable December 31, 1997 ........      196,644      $3.19-11.50     $3.96
                                         --------------------------------------

         For options outstanding and exercisable at December 31, 1997, the exercise price ranges and weighted average prices and remaining lives were as follows:

                           Options Outstanding           Options Exercisable
                  ------------------------------------  ----------------------
                      Number     Weighted-   Weighted-    Number     Weighted-
   Range of         Outstanding  Average     Average    Exercisable  Average
   Exercise             at      Remaining    Exercise       at       Exercise
    Prices           12/31/97      Life       Price      12/31/97     Price
----------------    ----------- ----------   ---------  -----------  ---------
$3.19-$4.50 .......  780,869       8.2         $ 3.81     184,494     $ 3.46
$5.50-$7.50 .......   66,000      10.0           5.97          --         --
$11.50 ............   27,000       7.0          11.50      12,150      11.50
                     -------     ------        ------     -------     ------
                     873,869       8.3         $ 4.21     196,644     $ 3.96
                     -------     ------        ------     -------     ------

         On May 31, 1995, options to acquire an aggregate of 405,908 shares of Class A common stock at exercise prices ranging from $6.00 to $7.67 per share were repriced at an exercise price of $3.19 per share, which was the NASDAQ closing price as of that date. All other terms of the option agreements remained unchanged.

         The Company has reserved 1,400,000 shares of Class A Common Stock for issuance under this plan.

         The estimated fair value on the date of grant of options granted during 1997, 1996 and 1995 ranged from $2.48 to $5.03, $1.69 to $2.10, and
$1.69 to $2.04, respectively. The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's pro forma net loss and loss per share for 1997 and 1996 would have been $1.97 million and $.16 per share, and $2.13 million and $.17 per share, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, there is no resulting pro forma compensation cost for 1995 and the pro forma costs for 1997 and 1996 may not be representative of that to be expected in future years.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rate of 5.71% to 5.75%, 6.12% to 6.14%, and 6.04% to 6.10%, respectively, no dividend yield for all years, expected life of 5 and 7 years, 5 years, and 5 years, respectively, and expected volatility of 62.72%, 43.11% and 43.11%, respectively.

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

10.1 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)). *

10.2 Form Indemnification Agreement entered into with each director and executive officer of the Company (incorporated by reference to Exhibit 10.2 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

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

10.15 Employment Agreement between MovieFone, Inc. and Andrew R. Jarecki (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).*

10.16 Employment Agreement between MovieFone, Inc. and Adam H. Slutsky (incorporated by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).*

10.17 Employment Agreement between MovieFone, Inc. and J. Russell Leatherman (incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (FIle No. 33-76062)).*

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

23       Consent of Deloitte & Touche LLP (included in the Independent
         Auditors' Report)

27       Financial Data Schedule

--------------------------------------

*    As required by Item 14, each of Exhibits 10.1 and Exhibits 10.15 through
     10.17 is hereby identified as a management contract or compensatory plan or arrangement.