Form 10-Q
period 1998-03-31
MOVIEFONE INC
filed 1998-05-15
CIK 919867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 1998

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


                                                       YES   X          NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                            OUTSTANDING AT MAY 14, 1998
Common stock, Class A par value $.01 per share               5,262,660
Common stock, Class B par value $.01 per share               7,155,053

                                MOVIEFONE, INC.


                                     INDEX




                                                                      PAGE NO.
PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets                        3

            Condensed Consolidated Statements of Operations              4

            Condensed Consolidated Statements of Cash Flows              5

            Notes to Condensed Consolidated Financial Statements        6-7

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  8-9


PART II  OTHER INFORMATION:*


Item 6.  Exhibits and Reports on Form 8-K                                10


* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                                MOVIEFONE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                 MARCH 31,              DECEMBER 31,
                                                                                   1998                    1997
                                                                                   -----                   ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $         3,205,089        $          3,482,363
   Short-term investments                                                             3,139,616                      -
   Trade accounts receivable                                                          3,340,319                   3,586,604
   Prepaid expenses and other current assets                                            372,611                     380,024
   Inventory                                                                            343,386                     370,549
                                                                             ------------------         -------------------
     Total current assets                                                            10,401,021                   7,819,540

PROPERTY AND EQUIPMENT                                                                6,306,045                   6,071,681
ACCUMULATED DEPRECIATION                                                             (4,768,285)                 (4,569,828)
                                                                             ------------------         -------------------
PROPERTY AND EQUIPMENT, net                                                           1,537,760                   1,501,853

LONG-TERM INVESTMENTS                                                                 8,899,402                  12,151,101

DUE FROM OFFICER                                                                          9,053                       8,844

DUE FROM AFFILIATES                                                                      17,963                      -

OTHER ASSETS                                                                            121,757                     111,773
                                                                             ------------------         -------------------

   TOTAL ASSETS                                                             $        20,986,956        $         21,593,111
                                                                             ==================         ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                                   $             -            $             13,908
   Accounts payable                                                                   2,491,027                   3,453,071
   Accrued expenses and other current liabilities                                     2,204,065                   2,288,529
                                                                             ------------------         -------------------
     Total current liabilities                                                        4,695,092                   5,755,508


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,662,660 and 5,662,135 shares in
   1998 and 1997, respectively, of Class A Common Stock
   issued and outstanding; 7,155,053 shares of Class B
   Common Stock issued and outstanding in 1998 and 1997.                                128,177                     128,172

   Additional paid-in capital                                                        34,318,493                  34,316,355
   Unrealized holding gain on investments                                                61,708                     101,920
   Accumulated deficit                                                              (15,996,514)                (16,488,844)
                                                                             ------------------         -------------------
                                                                                     18,511,864                  18,057,603
   Less: Treasury Stock, 400,000 shares, at cost                                     (2,220,000)                 (2,220,000)
                                                                             ------------------         -------------------
     Total stockholders' equity                                                      16,291,864                  15,837,603
                                                                             ------------------         -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                            $        20,986,956        $         21,593,111
                                                                             ==================         ===================


See notes to condensed consolidated financial statements.

                                MOVIEFONE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            1998                   1997
                                                                     ------------------     ------------------
  REVENUE
    Advertising revenue                                                      $2,864,006             $2,123,213
    Sponsorship revenue                                                       1,257,471              1,286,069
    Ticket service fees, net                                                  1,371,814              1,338,110
    Other revenue                                                               681,318                288,464
                                                                     ------------------     ------------------
      Total revenue                                                           6,174,609              5,035,856
                                                                     ------------------     ------------------

  COST OF SERVICES
    Advertising commissions                                                     110,660                215,719
    Ticket sales servicing and transaction fees                                 314,917                305,532
    Telecommunications                                                          417,681                328,231
    Other expenses                                                              104,190                 91,690
                                                                     ------------------     ------------------
      Total cost of services                                                    947,448                941,172
                                                                     ------------------     ------------------

      Gross Profit                                                            5,227,161              4,094,684

  OTHER COSTS AND EXPENSES
    Selling, general and administrative                                       2,964,108              1,969,481
    Advertising and promotions                                                1,623,407              1,586,630
    Legal expenses                                                              160,000              1,548,500
    Depreciation and amortization                                               198,457                215,764
    Investment income                                                          (211,141)              (266,254)
                                                                     ------------------     ------------------

      Total other costs and expenses                                          4,734,831              5,054,121
                                                                     ------------------     ------------------

Income (Loss) Before Income Taxes                                               492,330               (959,437)

Income Taxes                                                                     -                      -
                                                                     ------------------     ------------------
  NET INCOME (LOSS)                                                            $492,330              ($959,437)
                                                                     ==================     ==================

  NET INCOME (LOSS) PER COMMON SHARE -
     BASIC                                                                        $0.04                ($0.07)
                                                                     ==================     ==================

     DILUTED                                                                      $0.04                ($0.07)
                                                                     ==================     ==================

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    BASIC                                                                    12,417,386             12,806,000
                                                                     ==================     ==================

    DILUTED                                                                  12,826,700             12,806,000
                                                                     ==================     ==================


See notes to condensed consolidated financial statements.


                                MOVIEFONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,

                                                                     1998             1997
                                                                  -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   492,330    $  (959,437)
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                   198,457        215,764
      Amortization of premium/discount on investments                    --           24,879
      Net gain on sales of investments                                (17,547)          --
      Barter services received                                      1,188,097      1,209,696
      Barter services provided                                     (1,188,097)    (1,209,696)
      Net changes in assets and liabilities                          (807,711)       778,274
                                                                  -----------    -----------

            Net cash (used in) provided by operating activities      (134,471)        59,480
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                     (3,154,243)    (1,375,504)
      Sales of investments                                          3,243,661           --
      Purchases of property and equipment                            (234,364)      (116,253)
                                                                  -----------    -----------

            Net cash used in investing activities                    (144,946)    (1,491,757)
                                                                  -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                           2,143           --
                                                                  -----------    -----------

            Net cash provided by financing activities                   2,143           --
                                                                  -----------    -----------

            Net decrease in cash and cash equivalents                (277,274)    (1,432,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,482,363      3,560,007
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 3,205,089    $ 2,127,730
                                                                  ===========    ===========


See notes to condensed consolidated financial statements.


MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------


1. In the opinion of management the accompanying unaudited interim financial statements reflect all adjustments consisting only of a normal and recurring nature necessary to fairly present the financial position of MovieFone, Inc (the "Company") and subsidiary as of March 31, 1998, and the results of their operations and their cash flows for the three month period ended March 31, 1998 and 1997. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of financial results on an annual basis.

2. On November 1, 1994, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 agreement between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corporation ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Court confirmed the arbitration award and the decision was entered on November 25, 1997. On December 22, 1997, Pacer/CATS filed a notice of appeal of the decision to confirm the arbitration award. The appeal has not been perfected to date. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. The Company has not received any proceeds from the award.

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

3. During the quarter ended March 31, 1998, the Company invested in marketable equity securities and commodity futures contracts with off-balance sheet risk. The Company's commodity futures contracts represent commitments to purchase or sell commodities at specific terms at specified future dates. Each of these commodity futures contracts contains varying degrees of off-balance sheet risk whereby changes in the market values of the commodities underlying these contracts may exceed the carrying amounts.

         The Company's marketable equity securities and commodity futures contracts are considered to be trading instruments and are marked to fair market value. Dividends, interest, and gains and losses, both realized and unrealized, are recognized currently in the consolidated statement of operations. The fair market value of the marketable equity securities at March 31, 1998 included in short-term investments in the condensed consolidated balance sheet is $2.3 million. The carrying value of commodity futures contracts at March 31, 1998 included in short-term investments in the condensed consolidated balance sheet is $.8 million. Such commodity futures contracts had a notional amount of $7.8 million at March 31, 1998.

         During the quarter ended March 31, 1998, the Company entered into an agreement with a related party to provide certain managerial and administrative services with respect to the Company's investment portfolio. These fees are included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

         During May 1998, the Company divested all marketable equity securities and commodity futures contracts and terminated the related party services agreement.

4. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Effective January 1, 1998, the Company adopted SFAS No. 130 which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income for the three months ended March 31, 1998 was $452,118, which included the decrease of $40,212 in unrealized holding gain on investments available-for-sale from December 31, 1997 to March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

First quarter total revenue increased 22% from $5.04 million in 1997 to $6.17 million in 1998. Advertising revenue increased 35% from $2.12 million in 1997 to $2.86 million in 1998. The increase in advertising revenue was primarily the result of an increased number of calls and sessions received by the Company's MovieFone and MovieLink services. Sponsorship revenue decreased 2% from $1.29 million in 1997 to $1.26 million in 1998 primarily due to decreased barter services provided. Ticket service fees increased 2% from $1.34 million in the first quarter of 1997 to $1.37 million in the first quarter of 1998. Other revenue increased 134% from $.29 million in 1997 to $.68 million in 1998. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 1% from $.94 million to $.95 million from the first quarter of 1997 to the first quarter of 1998.

First quarter gross profit increased 28% from $4.09 million in 1997 to $5.23 million in 1998.

Total other costs and expenses decreased 6% from $5.05 million to $4.73 million from the first quarter of 1997 to the first quarter of 1998. These expenses decreased primarily as a result of the Company's decreased legal expenses, which were offset by the increase in personnel expenses associated with hiring of additional staff in many areas of the Company's business. The decrease in legal expenses are due to the conclusion of the Company's arbitration proceeding with Pacer/CATS. (See Note 2 to the Company's condensed consolidated financial statements.)

First quarter net income of $.49 million ($.04 per share) in 1998 is an increase over the net loss of $.96 million ($.07 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 13% from 17.7 million in the first quarter of 1997 to 20.0 million in the first quarter of 1998. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance and increased awareness in established markets.

The number of tickets sold by the Company's MovieFone service was 1.07 million in the first quarter of 1998 and 1997. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.

The Company added no new markets during the first quarter of 1998. The total number of markets the Company operates in is 31.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance decreased 8% from $3.48 million at December 31, 1997 to $3.21 million at March 31, 1998, primarily due to the purchases of investments and property during the first three months of 1998.

First quarter net cash used in operating activities of $.13 million in 1998 is a decrease from the net cash provided by operating activities of $.06 million in the first quarter of 1997. This decrease is mainly due to the net changes in assets and liabilities offset by net income for the first quarter of 1998.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended March 31, 1998.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOVIEFONE, INC.
                                         (Registrant)







Date:                                    /s/ ADAM H. SLUTSKY
                                         -------------------
         May 14, 1998                    Adam H. Slutsky, Chief Financial
                                         Officer and Chief Operating Officer
                                         (Duly authorized signatory)