Form 10-Q
period 1998-06-30
MOVIEFONE INC
filed 1998-08-14
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1998
                      -----------------------------------

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23600

                                MOVIEFONE, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                       13-3757816
                    --------                       ----------
           (State or other jurisdic-            (I.R.S. Employer
            tion of incorporation or           Identification No.)
                  organization)

               335 MADISON AVENUE, NEW YORK, NEW YORK     10017
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code 212-450-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                           OUTSTANDING AT AUGUST 14, 1998
                 -----                           ------------------------------

Common stock, Class A par value $.01 per share              5,264,785
Common stock, Class B par value $.01 per share              7,155,053

                        MOVIEFONE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8-10


PART II  OTHER INFORMATION:*


Item 6.  Exhibits and Reports on Form 8-K                                  11


* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                        MOVIEFONE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                                   ----            ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  4,948,553    $  3,482,363
   Short-term investments                                         1,314,625            --
   Trade accounts receivable                                      3,628,739       3,586,604
   Prepaid expenses and other current assets                        568,357         380,024
   Inventory                                                        350,345         370,549
                                                               ------------    ------------
     Total current assets                                        10,810,619       7,819,540

PROPERTY AND EQUIPMENT                                            6,629,880       6,071,681
ACCUMULATED DEPRECIATION                                         (4,991,970)     (4,569,828)
                                                               ------------    ------------
PROPERTY AND EQUIPMENT, net                                       1,637,910       1,501,853

LONG-TERM INVESTMENTS                                             7,568,311      12,151,101

DUE FROM OFFICER                                                       --             8,844

OTHER ASSETS                                                         76,067         111,773
                                                               ------------    ------------
   TOTAL ASSETS                                                $ 20,092,907    $ 21,593,111
                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                      $      8,218    $     13,908
   Accounts payable                                               2,073,475       3,453,071
   Accrued expenses and other current liabilities                 2,185,664       2,288,529
                                                               ------------    ------------
     Total current liabilities                                    4,267,357       5,755,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,664,785 and 5,662,135 shares in
   1998 and 1997, respectively, of Class A Common Stock
   issued and outstanding; 7,155,053 shares of Class B
   Common Stock issued and outstanding in 1998 and 1997             128,198         128,172

   Additional paid-in capital                                    34,327,240      34,316,355
   Unrealized holding gain on investments                            45,243         101,920
   Accumulated deficit                                          (16,455,131)    (16,488,844)
                                                               ------------    ------------
                                                                 18,045,550      18,057,603
   Less: Treasury Stock, 400,000 shares, at cost                 (2,220,000)     (2,220,000)
                                                               ------------    ------------
     Total stockholders' equity                                  15,825,550      15,837,603
                                                               ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY               $ 20,092,907    $ 21,593,111
                                                               ============    ============

See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
REVENUE
  Advertising revenue                             $2,835,510      $2,047,766      $5,699,516      $4,170,979
  Sponsorship revenue                              1,327,813       1,317,710       2,585,284       2,603,779
  Ticket service fees, net                         1,047,505         759,788       2,419,319       2,097,898
  Other revenue                                      527,537         212,427       1,208,855         500,891
                                                ------------    ------------    ------------    ------------
    Total revenue                                  5,738,365       4,337,691      11,912,974       9,373,547
                                                ------------    ------------    ------------    ------------

COST OF SERVICES
  Advertising commissions                            203,685         165,044         314,345         380,763
  Ticket sales servicing and transaction fees        244,397         186,234         559,314         491,766
  Telecommunications                                 432,220         269,330         849,901         597,561
  Other expenses                                     129,251          37,733         233,441         129,423
                                                ------------    ------------    ------------    ------------
    Total cost of services                         1,009,553         658,341       1,957,001       1,599,513
                                                ------------    ------------    ------------    ------------

    GROSS PROFIT                                   4,728,812       3,679,350       9,955,973       7,774,034

OTHER COSTS AND EXPENSES
  Selling, general and administrative              3,286,691       2,048,100       6,250,799       4,017,581
  Advertising and promotions                       1,693,371       1,538,159       3,316,778       3,124,789
  Legal expenses                                     155,138         875,000         315,138       2,423,500
  Depreciation and amortization                      223,685         231,553         422,142         447,317
  Investment income                                 (171,456)       (269,405)       (382,597)       (535,659)
                                                ------------    ------------    ------------    ------------
    Total other costs and expenses                 5,187,429       4,423,407       9,922,260       9,477,528
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                  ($458,617)      ($744,057)        $33,713     ($1,703,494)
                                                ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE -
 BASIC                                                ($0.04)         ($0.06)          $0.00          ($0.13)
                                                ============    ============    ============    ============
 DILUTED                                              ($0.04)         ($0.06)          $0.00          ($0.13)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
 BASIC                                            12,418,573      12,813,511      12,417,980      12,809,776
                                                ============    ============    ============    ============
 DILUTED                                          12,418,573      12,813,511      12,899,325      12,809,776
                                                ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           1998           1997
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    33,713    $(1,703,494)
   Adjustments to reconcile net  income (loss) to net cash (used in)
      provided by operating activities:
      Depreciation and amortization                                        422,142        447,317
      Amortization of premium/discount on investments                         --           41,610
      Net loss on sales of investments                                       6,196           --
      Barter services received                                           2,428,592      2,449,258
      Barter services provided                                          (2,428,592)    (2,449,258)
      Net changes in assets and liabilities                             (1,653,865)     1,301,890
                                                                       -----------    -----------
            Net cash (used in) provided by operating activities         (1,191,814)        87,323
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                --       (4,414,638)
      Sales of investments                                               3,205,292      3,000,000
      Purchases of property and equipment                                 (558,199)      (285,998)
                                                                       -----------    -----------
            Net cash provided by (used in) investing activities          2,647,093     (1,700,636)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                               10,911         32,972
                                                                       -----------    -----------
            Net cash provided by financing activities                       10,911         32,972
                                                                       -----------    -----------
            Net increase (decrease) in cash and cash equivalents         1,466,190     (1,580,341)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,482,363      3,560,007
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,948,553    $ 1,979,666
                                                                       ===========    ===========

See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements of MovieFone, Inc. (the "Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. On November 1, 1994, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 agreement between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corporation ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages and certain injunctive relief against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Supreme Court of the State of New York confirmed the arbitration award and the decision was entered on November 25, 1997. On December 22, 1997, Pacer/CATS filed a notice of appeal of the decision to confirm the arbitration award. The appeal has not been perfected to date. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. The Company has not received any proceeds from the award.

      On May 29, 1998, the Company filed a petition in the Supreme Court of the State of New York, requesting that Pacer/CATS/CCS ("CCS"), as a successor to Pacer/CATS, be held in civil contempt for violating the injunctive relief provisions of the arbitration award. The petition requested that the court award the Company monetary damages for CCS' violation of the injunction. On June 18, 1998, CCS submitted its opposition to the contempt petition. The Company submitted a reply to the opposition on June 25, 1998. Oral argument on the contempt petition was held on June 25, 1998. On July 8, 1998, the Supreme Court of the State of New York ordered CCS to disclose certain documents and to produce its corporate agents and officers for depositions to determine to what extent CCS has violated the injunction. The Court has scheduled an evidentiary hearing for August 24-25, 1998 to make a final determination as to whether and to what extent CCS has violated the injunction and, if so, what civil contempt fine will be imposed.

      On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC Management, Inc. ("PCC"). The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster submitted a reply to the opposition on November 19, 1997. On January 6, 1998, the Company submitted a sur- reply to Ticketmaster's reply. Ticketmaster submitted a response to the Company's sur-reply on January 28, 1998.

3. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Effective January 1, 1998, the Company adopted SFAS No. 130 which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive loss for the three and six months ended June 30, 1998 was $(475,082) and $(22,964), respectively, which included decreases in unrealized holding gains on investments available-for-sale of $16,465 and $56,677, respectively.

      The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires a disclosure of business segments in the financial statements of the Company. This Statement is effective for fiscal years beginning after December 31, 1997. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

Second quarter total revenue increased 32% from $4.34 million in 1997 to $5.74 million in 1998. Advertising revenue increased 38% from $2.05 million in 1997 to $2.84 million in 1998. The increase in advertising revenue was the result of an increased number of sessions received by the Company's MovieFone and MovieLink services and an increase in the number of sessions on which advertising time was sold. Sponsorship revenue of $1.33 million in the second quarter of 1998 was unchanged versus the second quarter of 1997. Ticket service fees increased 38% from $.76 million in the second quarter of 1997 to $1.05 million in the second quarter of 1998. The increase in ticket service fees is primarily due to an increase in the number of tickets sold. Other revenue increased 148% from $.21 million in 1997 to $.53 million in 1998. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 53% from $.66 million in the second quarter of 1997 to $1.01 million in the second quarter of 1998. These costs increased as a result of the corresponding increases in advertising and ticket service fees sales, as well as an increase in other revenue.

Second quarter gross profit increased 29% from $3.68 million in 1997 to $4.73 million in 1998.

Total other costs and expenses increased 17% from $4.42 million in the second quarter of 1997 to $5.19 million in the second quarter of 1998. These expenses increased as a result of increases in personnel expenses associated with hiring of additional staff in many areas of the Company's business, partially offset by decreased legal expenses. The decrease in legal expenses is due to the conclusion of the Company's arbitration proceeding with Pacer/CATS. (See Note 2 to the Company's condensed consolidated financial statements.)

Net loss decreased 38% from $.74 million ($.06 per share) in 1997 to $.46 million ($.04 per share) in 1998.

The number of calls received by the Company's MovieFone service increased 21% from 15.5 million in the second quarter of 1997 to 18.7 million in the second quarter of 1998. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold by the Company's MovieFone service increased 26% from .62 million in the second quarter of 1997 to .78 million in the second quarter of 1998. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.

The Company added two new markets during the second quarter of 1998 (Milwaukee and St. Louis) bringing its total number of markets to 33.

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

First half total revenue increased 27% from $9.37 million in 1997 to $11.91 million in 1998. Advertising revenue increased 37% from $4.17 million in the first half of 1997 to $5.70 million in the first half of 1998. The increase in advertising revenue was the result of the increased number of sessions received by the Company's MovieFone and MovieLink services and an increase in the number of sessions on which advertising time was sold. Sponsorship revenue of $2.60 million in the first half of 1998 was unchanged versus the first half of 1997. Ticket service fees increased 15% from $2.10 million in the first six months of 1997 to $2.42 million in the first six months of 1998. Other revenue increased 141% from $.50 million in the first half of 1997 to $1.21 million in the first half of 1998. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 22% from $1.60 million in the first half of 1997 to $1.96 million in the first half of 1998. These costs increased as a result of the corresponding increases in the respective components of revenue.

First half gross profit increased 28% from $7.77 million in 1997 to $9.96 million in 1998.

Total other costs and expenses increased 5% from $9.48 million in the first half of 1997 to $9.92 million in the first half of 1998. These expenses increased primarily as a result of increases in personnel expenses associated with the hiring of additional staff in many areas of the Company's business, partially offset by decreased legal expenses. The decrease in legal expenses is due to the conclusion of the Company's arbitration proceeding with Pacer/CATS. (See Note 2 to the Company's condensed consolidated financial statements.)

The Company posted net income of $0.03 million (breakeven on a per share basis) in 1998 versus a net loss of $1.7 million ($.13 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 17% from 33.2 million in the first half of 1997 to 38.7 million in the first half of 1998. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold through MovieFone increased 10% from 1.69 million in the first half of

1997 to 1.85 million in the first half of 1998. The Company believes that the growth in its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.

The Company added two new markets during the first half of 1998 (Milwaukee and St. Louis) bringing its total number of markets to 33.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance increased 42% from $3.48 million at December 31, 1997 to $4.95 million at June 30, 1998, primarily due to the sale of investment securities during the second quarter of 1998.

Net cash from operating activities decreased from $.09 million provided in the first half of 1997 to $1.19 million used in the first half of 1998. The change in cash from operating activities is mainly due to a decrease in accounts payable, partially offset by the favorable operating performance discussed earlier.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

PART II  OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                   None

         (b) There were no reports on Form 8-K filed for the twelve weeks ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOVIEFONE, INC.
                                             (Registrant)


Date:                                       /s/ ADAM H. SLUTSKY
                                            -------------------
      August 14, 1998                       Adam H. Slutsky, Chief Financial
                                            Officer and Chief Operating Officer
                                            (Duly authorized signatory)