Form 10-Q
period 1998-09-30
MOVIEFONE INC
filed 1998-11-13
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1998

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


                                           YES   [X]        NO   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                             OUTSTANDING AT NOVEMBER 13, 1998
             -----                             --------------------------------

Common stock, Class A par value $.01 per share            5,245,685
Common stock, Class B par value $.01 per share            7,155,053

                        MOVIEFONE, INC. AND SUBSIDIARIES




                                      INDEX
                                      -----




                                                                                     PAGE NO.
                                                                                     --------
PART I            FINANCIAL INFORMATION:
Item 1.           Financial Statements:

                        Condensed Consolidated Balance Sheets                            3

                        Condensed Consolidated Statements of Operations                  4

                        Condensed Consolidated Statements of Cash Flows                  5

                        Notes to Condensed Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 8-11


PART II           OTHER INFORMATION:*


Item 6.           Exhibits and Reports on Form 8-K                                      12





* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                        MOVIEFONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               September 30,      December 31,
                                                                    1998              1997
                                                                    -----             ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  4,831,010       $ 3,482,363
   Short-term investments                                         2,587,922                --
   Trade accounts receivable, net                                 2,947,135         3,586,604
   Prepaid expenses and other current assets                      1,492,216           380,024
   Inventory                                                        202,060           370,549
                                                               ------------       -----------
     Total current assets                                        12,060,343         7,819,540

PROPERTY AND EQUIPMENT                                            6,916,920         6,071,681
ACCUMULATED DEPRECIATION                                         (5,227,391)       (4,569,828)
                                                               ------------       -----------
PROPERTY AND EQUIPMENT, net                                       1,689,529         1,501,853

LONG-TERM INVESTMENTS                                             6,410,885        12,151,101

DUE FROM OFFICER                                                         --             8,844

OTHER ASSETS                                                         81,910           111,773
                                                               ------------       -----------

   TOTAL ASSETS                                                $ 20,242,667       $21,593,111
                                                               ============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties, net                                 $     95,275       $    13,908
   Accounts payable                                               1,740,848         3,453,071
   Accrued expenses and other current liabilities                 3,550,755         2,288,529
                                                               ------------       -----------
     Total current liabilities                                    5,386,878         5,755,508


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000
   shares authorized; 5,667,585 and 5,662,135 shares in 1998
   and 1997, respectively, of Class A Common Stock issued and outstanding; 7,155,053 shares of Class B Common Stock
   issued and outstanding in 1998 and 1997                          128,210           128,172

   Additional paid-in capital                                    34,331,056        34,316,355
   Unrealized holding gain on investments                           161,113           101,920
   Accumulated deficit                                          (17,379,552)      (16,488,844)
                                                               ------------       -----------
                                                                 17,240,827        18,057,603
   Less: Treasury Stock, at cost; 421,900 and 400,000 shares     (2,385,038)       (2,220,000)
             in 1998 and 1997, respectively
                                                               ------------       -----------
     Total stockholders' equity                                  14,855,789        15,837,603
                                                               ------------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 20,242,667       $21,593,111
                                                               ============       ===========


See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                         1998                 1997               1998                1997
                                                         ----                 ----               ----                ----
  REVENUE
    Advertising revenue                               $3,153,413           $2,166,448         $8,852,929          $6,337,427
    Sponsorship revenue                                1,405,557            1,323,217          3,990,841           3,926,996
    Ticket service fees, net                             956,778              768,125          3,376,097           2,866,023
    Other revenue                                        356,445              340,462          1,565,300             841,353
                                                     -----------           ----------         ----------         -----------
      Total revenue                                    5,872,193            4,598,252         17,785,167          13,971,799
                                                     -----------          -----------         ----------         -----------

  COST OF SERVICES
    Advertising commissions                              126,562              167,588            440,907             548,351
    Ticket sales servicing and transaction fees          252,252              176,003            811,566             667,769
    Telecommunications                                   442,878              298,135          1,292,779             895,696
    Other expenses                                       260,641               97,116            494,082             226,539
                                                     -----------          -----------         ----------         -----------
      Total cost of services                           1,082,333              738,842          3,039,334           2,338,355
                                                     -----------          -----------         ----------         -----------

      Gross Profit                                     4,789,860            3,859,410         14,745,833          11,633,444

  OTHER COSTS AND EXPENSES
    Selling, general and administrative                3,422,525            2,660,476          9,673,324           6,678,057
    Advertising and promotions                         1,847,639            1,597,080          5,164,417           4,721,869
    Legal expenses                                       417,845              350,000            732,983           2,773,500
    Depreciation and amortization                        235,421              239,977            657,563             687,294
    Investment income                                   (209,149)            (257,766)          (591,746)           (793,425)
                                                     -----------          -----------         ----------         -----------
      Total other costs and expenses                   5,714,281            4,589,767         15,636,541          14,067,295
                                                     -----------          -----------         ----------         -----------

  NET LOSS                                             ($924,421)           ($730,357)         ($890,708)        ($2,433,851)
                                                     ===========          ===========         ==========         ===========

  NET LOSS PER COMMON SHARE -
   BASIC                                                  ($0.07)              ($0.06)            ($0.07)             ($0.19)
                                                     ===========          ===========         ==========         ===========

   DILUTED                                                ($0.07)              ($0.06)            ($0.07)             ($0.19)
                                                     ===========          ===========         ==========         ===========

  WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
   BASIC                                              12,412,140           12,786,227         12,416,033          12,801,840
                                                     ===========          ===========         ==========         ===========

   DILUTED                                            12,412,140           12,786,227         12,416,033          12,801,840
                                                     ===========          ===========         ==========         ===========

See notes to condensed consolidated financial statements.

                        MOVIEFONE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       1998                1997
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (890,708)         $(2,433,851)
   Adjustments to reconcile net  loss  to net cash used in
      operating activities:
      Depreciation and amortization                                   657,563              687,294
      Amortization of premium/discount on investments                      --               37,319
      Provision for doubtful accounts                                  71,000                   --
      Net loss on sales of investments                                 38,370                   --
      Barter services received                                      3,665,061            3,694,814
      Barter services provided                                     (3,665,061)          (3,694,814)
      Net changes in assets and liabilities                          (705,157)            (130,028)
                                                                   ----------           ----------

            Net cash used in operating activities                    (828,932)          (1,839,266)
                                                                   ----------           ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                             --           (4,414,638)
      Sales of investments                                          3,173,117            7,017,754
      Purchases of property and equipment                            (845,239)            (417,256)
                                                                   ----------           ----------

            Net cash provided by investing activities               2,327,878            2,185,860
                                                                   ----------           ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                          14,739               37,200
      Purchase of treasury stock                                     (165,038)          (2,220,000)
                                                                   ----------           ----------

            Net cash used in financing activities                    (150,299)          (2,182,800)
                                                                   ----------           ----------

            Net increase (decrease) in cash and cash equivalents    1,348,647           (1,836,206)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,482,363            3,560,007
                                                                   ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $4,831,010           $1,723,801
                                                                   ==========           ==========

See notes to condensed consolidated financial statements.

MOVIEFONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1. The accompanying unaudited condensed consolidated financial statements of MovieFone, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. On November 1, 1994, the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 agreement between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corporation ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages and certain injunctive relief against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Supreme Court of the State of New York confirmed the arbitration award and the decision was entered on November 25, 1997. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. To date, the Company has not received any proceeds from the award.

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

      Evidentiary hearings were held in the Supreme Court of the State of New York on August 24, 25, and 27, 1998. On September 18, 1998, the parties submitted post-hearing briefs in support of their positions. On October 13, 1998, each party submitted a reply to the other party's post-hearing brief.

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

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive loss for the three and nine months ended September 30, 1998 was ($808,551) and ($831,515), respectively, which included increases in unrealized holding gains on investments available-for-sale of $115,870 and $59,193, respectively.

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

4. During the third quarter of 1998, the Company recorded a charge of $175,000 which is included in other expenses, a component of cost of services, on the condensed consolidated statements of operations. This charge consists principally of a provision to adjust the carrying value of inventory to the lower of cost or market.

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

Third quarter total revenue increased 28% from $4.60 million in 1997 to $5.87 million in 1998. Advertising revenue increased 45% from $2.17 million in 1997 to $3.15 million in 1998. The increase in advertising revenue was the result of an increased number of sessions received by the Company's MovieFone and Movielink.com services and an increase in the number of sessions on which advertising time was sold. Sponsorship revenue increased 6% from $1.32 million in 1997 to $1.40 million in 1998 primarily due to an increase in the number of sponsorships and other promotional services to local media and credit card companies. Ticket service fees increased 25% from $0.77 million in the third quarter of 1997 to $0.96 million in the third quarter of 1998. The increase in ticket service fees is primarily due to an increase in the number of tickets sold. Other revenue increased 6% from $0.34 million in 1997 to $0.36 million in 1998. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 46% from $0.74 million in the third quarter of 1997 to $1.08 million in the third quarter of 1998. These costs increased as a result of the corresponding increases in advertising and ticket service fees sales, as well as an increase in other revenue. Additionally, during the third quarter of 1998, the Company recorded an inventory writedown of $0.18 million, consisting principally of a provision to adjust the carrying value of inventory to the lower of cost or market.

Third quarter gross profit increased 24% from $3.86 million in 1997 to $4.79 million in 1998.

Total other costs and expenses increased 24% from $4.59 million in the third quarter of 1997 to $5.71 million in the third quarter of 1998. These expenses increased as a result of increases in personnel expenses associated with hiring of additional staff in many areas of the Company's business.

The third quarter net loss in 1998 is $0.92 million ($0.07 per share) compared to the third quarter net loss in 1997 of $0.73 million ($0.06 per share).

The number of calls received by the Company's MovieFone service increased 25% from 18.1 million in the third quarter of 1997 to 22.7 million in the third quarter of 1998. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold by the Company's MovieFone service increased 19% from
0.62 million in
the third quarter of 1997 to 0.74 million in the third quarter of 1998. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.


Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

Total revenue increased 27% from $13.97 million in the first nine months of 1997 to $17.79 million in the first nine months of 1998. Advertising revenue increased 40% from $6.34 million in the first nine months of 1997 to $8.85 million in the first nine months of 1998. The increase in advertising revenue was the result of the increased number of sessions received by the Company's MovieFone and Movielink.com services and an increase in the number of sessions on which advertising time was sold. Sponsorship revenue increased 2% from $3.93 million in the first nine months of 1997 to $3.99 million in the first nine months of 1998. Ticket service fees increased 18% from $2.87 million in the first nine months of 1997 to $3.38 million in the first nine months of 1998. Other revenue increased 86% from $0.84 million in the first nine months of 1997 to $1.56 million in the first nine months of 1998. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 30% from $2.34 million in the first nine months of 1997 to $3.04 million in the first nine months of 1998. These costs increased as a result of the corresponding increases in the respective components of revenue. Additionally, during the third quarter of 1998, the Company recorded an inventory writedown of $0.18 million, consisting principally of a provision to adjust the carrying value of inventory to the lower of cost or market.

Gross profit increased 27% from $11.63 million in the first nine months of 1997 to $14.75 million in the first nine months of 1998.

Total other costs and expenses increased 11% from $14.07 million in the first nine months of 1997 to $15.64 million in the first nine months of 1998. These expenses increased primarily as a result of increases in personnel expenses associated with the hiring of additional staff in many areas of the Company's business, partially offset by decreased legal expenses. The decrease in legal expenses is due to the conclusion of the Company's arbitration proceeding with Pacer/CATS. (See Note 2 to the Company's condensed consolidated financial statements.)

The Company posted a net loss of $0.89 million ($0.07 per share) in the first nine months of 1998 versus a net loss of $2.43 million ($0.19 per share) in 1997.

The number of calls received by the Company's MovieFone service increased 20% from 51.3 million in the first nine months of 1997 to 61.4 million in the first nine months of 1998. The Company believes that the growth in its calls received was the result of a general increase in movie theater attendance, increased awareness in established markets, and the addition of new markets and theaters.

The number of tickets sold through MovieFone increased 13% from 2.31 million in the first nine months of 1997 to 2.60 million in the first nine months of 1998. The Company believes that the growth in its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.

The Company added two new markets during the first nine months of 1998 (St. Louis and Milwaukee) bringing its total number of markets to 33.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance increased 39% from $3.48 million at December 31, 1997 to $4.83 million at September 30, 1998.

The Company utilized $0.83 million of cash in operating activities. Net cash provided by investing activities is primarily the result of the sale of investment securities, offset by purchases of property and equipment.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

Net cash used in financing activities was $0.15 million primarily due to the purchase of 21,900 shares of treasury stock.

OTHER MATTERS

The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company expects to complete the testing process of all significant applications by the end of the second quarter of fiscal 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost of the Year 2000 project is estimated at $800,000 and is being funded through operating cash flows. To date the Company has incurred approximately $100,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of its remediation plan. Additional costs of software and hardware remediation are estimated to be $50,000 and $650,000 in 1998 and 1999, respectively. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. In the event that the Company's material systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

The Company has contingency plans for some mission-critical applications and is working on plans for others.

The information set forth in the preceding four paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).

The preceding "Year 2000 Issue" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's belief or expectations regarding future events. When used in the "Year 2000 Issue" discussion, the words "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Part II  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

                 None

       (b) There were no reports on Form 8-K filed for the twelve weeks ended September 30, 1998.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MOVIEFONE, INC.
                                   (Registrant)







Date:                             /s/ ADAM H. SLUTSKY
                                  -------------------------------------
     November 14, 1998            Adam H. Slutsky, Chief Financial
                                  Officer and Chief Operating Officer
                                  (Duly authorized signatory)