Form 10-K
period 1998-12-31
MOVIEFONE INC
filed 1999-03-31
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from___to:___

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

                  335 MADISON AVENUE, NEW YORK, NEW YORK 10017
             -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code 212-450-8000
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of class                Name of each exchange on which registered
         --------------                -----------------------------------------
Class A Common Stock, par value                 The Nasdaq Stock Market
$.01 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Class A Common Stock on March 24, 1999, as reported on NASDAQ was approximately $73,690,000. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 1999, the Registrant had outstanding 5,334,335 shares of Class A Common Stock, par value $.01 per share and 7,080,053 shares of Class B Common Stock, par value $.01 per share.


                                  Page 1 of 35
                     Index to Exhibits on Page E-1 and E-2

                         MOVIEFONE, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                        PAGE
                                                                                        ----

                                     PART I
                                     ------


Item 1.           BUSINESS                                                               3

Item 2.           PROPERTIES                                                            10

Item 3.           LEGAL PROCEEDINGS                                                     11

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   12


                                    PART II
                                    -------


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS                                          13

Item 6.           SELECTED FINANCIAL DATA                                               14

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                                    15

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            23

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           23

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE                                            23


                                    PART III
                                    --------


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    24

Item 11.          EXECUTIVE COMPENSATION                                                27

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        30

Item 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS                  33


                                    PART IV
                                    -------


Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K      34
                  SIGNATURES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  EXHIBIT INDEX



                                     PART I

ITEM 1.  BUSINESS
         --------

General
-------

         MovieFone, Inc. (the "Company"), incorporated in Delaware in March
1994, is the leading provider of interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide, MovieFone, and its online service, moviefone.com (formerly known as MovieLink). MovieFone(R), commonly known by its trademark telephone numbers such as 777-FILM(R), and moviefone.com(R) provide moviegoers with movie listings for approximately 17,000 movie screens
(representing more than 95 percent of all movie screens in the Company's markets and approximately 53 percent of all screens in the United States) and the ability to purchase tickets in advance by credit card for many of these screens. The Company currently operates its MovieFone telephone service in 34 markets: New York, Los Angeles, San Francisco, Boston, Chicago, Dallas/Ft.
Worth, Miami, Denver, Philadelphia, San Diego, Houston, Cleveland, Washington
D.C, Atlanta, Palm Springs, Santa Barbara, Minneapolis/St. Paul, Sacramento,
Seattle, Tampa/St. Petersburg, Orlando, Phoenix, Detroit, Las Vegas, Kansas
City, Cincinnati, Salt Lake City, San Antonio, Nashville, Baltimore, St. Louis,
Milwaukee, West Palm Beach, and Toronto, Canada. The Company's moviefone.com service serves all 34 MovieFone markets and an additional 17 small and mid-sized markets across the United States. The Company also provides "Private
Label" MovieFone systems for individual theater chains. During the year ended
December 31, 1998, the Company received approximately 80.2 million MovieFone calls, 24 million moviefone.com sessions, and sold approximately 3.4 million tickets via teleticketing.

         At the beginning of each call, MovieFone callers hear a 20-second advertisement usually for an upcoming movie (the "Feature Billboard"), after which they access movie listings by selecting a movie and theater using the buttons on their touch-tone telephone. On the moviefone.com service, the Feature Billboard is the main banner advertisement on moviefone.com's home page. The Company provides these listings free of charge and, for a $1.00 to $1.50 per-ticket fee, offers users the opportunity to purchase tickets in advance, thereby avoiding ticket-buyers lines and the disappointment of being turned away from a sold-out show. The Feature Billboard advertisement, which the Company sells primarily to motion picture studios on a per-call or per session basis, provides these advertisers with a highly targeted medium for marketing their movies, with the added benefit of a link to a direct ticket-selling mechanism.

         The Company's primary sources of revenue include (i) advertising sales on MovieFone and moviefone.com to motion picture studios and other advertisers
($12.6 million, $9.5 million, and $7.7 million in 1998, 1997, and 1996 respectively), (ii) sponsorships and other promotional services to local media and credit card companies ($5.5 million, $5.2 million, and


$4.4 million in 1998, 1997, and 1996, respectively), (iii) service fees for movie tickets sold to the public via MovieFone's and moviefone.com's teleticketing service ($4.5 million, $4.1 million, and $2.7 million in 1998, 1997 and 1996, respectively), and (iv) other revenue ($2.7 million, $1.7 million, and $0.5 million in 1998, 1997, and 1996, respectively) which primarily includes software license fees, hardware sales, and installation and service fees from Mars theater management system sales (see "Business: Mars
Theater Management System" below).

         On February 1, 1999, the Company entered into an Agreement and Plan of
Merger with America OnLine, Inc. ("AOL"), pursuant to which the Company will be merged with and into AOL and the Company will become a wholly-owned subsidiary of AOL. AOL is a global leader in branded interactive services and content operating two of the world's leading internet on-line services, a local on-line city resource network, and a number of Web-based properties. Each outstanding share of common stock of the Company will be converted into a fraction of a share of AOL's common stock. The fraction will be determined based on the average closing price per share of AOL common stock on the New York Stock
Exchange for the 20 consecutive trading days ending two trading days before the completion of the merger. Consummation of the merger is expected to occur during the spring of 1999, and is subject to various conditions, including, but not limited to, approval by the stockholders of the Company. The merger will be accounted for as a pooling of interests.

Business
--------

MovieFone

         MovieFone is the interactive telephone movie guide commonly known by its trademark telephone numbers such as 777-FILM. MovieFone provides moviegoers with movie listings for approximately 15,000 movie screens (representing more than 95 percent of all movie screens in the Company's markets and approximately
47 percent of all screens in the United States) and the ability to purchase tickets in advance by credit card for many of these screens (see
"Teleticketing" below).

         Each MovieFone caller hears a single 20-second Feature Billboard advertisement at the beginning of each call. The Company sells this time on a per-call basis to motion picture studios that use it to advertise their movies and to consumer products companies that use it to advertise their merchandise and services. In addition to the Feature Billboard advertisement, the Company also sells another advertising position on MovieFone called a "Preview".
Previews provide MovieFone callers with movie descriptions including star names, plot, running time, and rating. Motion picture studios are charged a flat fee per preview.

         All of the major motion picture studios and most "mini-majors" have advertised on MovieFone including, among others, Buena Vista Distribution (the distribution arm of Touchstone Pictures, Walt Disney Pictures, and Hollywood
Pictures), Columbia Pictures, MGM, Miramax, Paramount Pictures, TriStar
Pictures, 20th Century Fox, Fox Searchlight,



Universal Pictures, Warner Brothers, October Films, Trimark, Gramercy,
Polygram, and New Line. Non-studio customers have included Samsung, Max Factor, and Sprint, to name a few. Historically, the Company has sold the bulk of its available advertising time to motion picture studios. During 1998, MovieFone's average rate card price for advertisers was $.15 per call for Feature Billboard advertisements and $20,000 per Preview, though advertisers may receive a discount for bulk purchases of advertising time.

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

         The Company's primary market for selling advertising time has been motion picture studios. In 1998, 147 films were advertised on MovieFone.
According to Entertainment Data Inc., the major motion picture studios released approximately 221 movies in 1998 and the total number of movies released in 1998 by all distributors was approximately 490.

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

Moviefone.com

         Moviefone.com, the online version of MovieFone, was launched on the World Wide Web in July 1995 and currently logs as many as 600,000 individual user sessions each week. The service offers up-to-the-minute movie showtimes for 17,000 screens, online ticket sales (see "Teleticketing"), downloadable movie trailers and other multimedia, movie synopses and production notes, and a parents' ratings guide. Users may access moviefone.com through any commercial online service or directly on the Internet. To help increase moviefone.com usage, the Company has entered into marketing alliances with such online services as WebTV and Snap! Online, which provide direct connections to moviefone.com from their respective services. In addition, the Company has established links with hundreds of major Web sites for promotion and traffic-building. The Company has sold advertising on moviefone.com to a number of motion picture studios, as well as various other advertisers, including
Samsung, Dunkin' Donuts, and Sprint.




         The Company has also entered into agreements with many motion picture studios to provide them with a custom, or "Private Label" version of moviefone.com just for their films. These custom pages provide theater and showtime information only for the specific movie being promoted on the studio's web site. Moviefone.com earns a service fee for providing these custom links, which is reported in Other Revenue in the Statements of Operations.

         During 1997, the Company launched a service called MovieMail.
MovieMail is a direct e-mail service that provides moviegoers with free, customized movie information. Moviegoers who subscribe to MovieMail receive e-mails telling them about movies that match their individual film preferences, including downloadable movie trailers and local showtimes for their closest neighborhood theaters. Revenue for MovieMail comes from advertisers who pay to promote their movies or other products. The Company has sold advertising on MovieMail to a number of motion picture studios, as well as various other advertisers. This revenue is reported in Advertsing Revenue in the Statements of Operations.

Teleticketing

         The Company currently sells tickets for most major theater chains in 19 of MovieFone's markets. The Company currently charges ticket buyers a service fee of $1.00 to $1.50 per ticket purchased through MovieFone or moviefone.com.

         The Company sells tickets through its automated teleticketing system without the use of live operators, mailing of tickets, or other labor intensive elements of conventional box-office or telephone ticket sales. After receiving showtimes for a movie and theater of their choice, MovieFone and moviefone.com users are asked if they wish to purchase tickets. They are then asked to enter their credit card number and the number of tickets they require, and are instructed to pick up their tickets at the theater. Tickets may be retrieved at the theater either through an ATM-style ticket dispensing machine located in the theater lobby or at a "will call" window at the theatre box-office.

Mars Theater Management System

         The Mars theater management system includes proprietary software and off-the-shelf hardware which provides theaters with a complete point-of-sale and theater management system to perform such functions as theater scheduling, ticketing (including on-line teleticketing through MovieFone and moviefone.com), concession operations, and home office reporting. The Company offers procurement, installation, training, and help desk support and service for the Mars theater management system. As of December 31, 1998, 213 Mars theater management systems were installed in theaters in several markets across the United States. The primary sources of revenue from Mars theater management systems include software license fees, hardware sales, and installation and service fees, which are reported as other revenue in the Statements of Operations.




Sponsorships

         The Company has numerous sponsorship agreements with radio stations, television stations, and local newspapers, including The New York Times and the Los Angeles Times. These entities provide the Company with advertising space or airtime in return for promotional "sponsorship" mentions on the local MovieFone system and presence on the Company's in-theater promotional materials. Many of the entities also provide revenue in the form of quarterly promotional fees or other consideration.

         In addition, the Company has sold an "official card" sponsorship to American Express. In return for an annual fee, the Company includes the American Express logo on its in-theater promotional materials, in its newspaper and other print advertising, and mentions the American Express card as part of the message teleticketing customers hear on MovieFone (e.g. "We welcome the American Express Card, and also accept..."). The Company also has agreements with cellular telephone companies, including AT&T Wireless. These agreements allow the cellular telephone companies to permit their subscribers to access
MovieFone using a special abbreviated dialing pattern (such as "*-FILM") in return for which the Company receives payments, promotional support, and/or free cellular airtime.

New Business Opportunities
--------------------------

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

         No assurances can be given that the Company will be successful in this endeavor. In addition, there are many competitors in these businesses which have been in existence significantly longer and have significantly greater financial and other resources than the Company.



Key Relationships and Agreements
--------------------------------

Motion Picture Studios

         All of the major motion picture studios have purchased advertising time from the Company. Also, most major motion picture studios have entered into license agreements with the Company which permit them to use the Company's trademark telephone numbers and World Wide Web address in their own print and broadcast advertising to encourage moviegoers to call MovieFone or use moviefone.com to purchase tickets.

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

System and Operations
---------------------

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

         Moviefone.com is the online version of MovieFone accessed via the
Internet's world wide web. moviefone.com users can access movie listings by:
(i) movie title, (ii) movie genre, (iii) star name, (iv) theatre name, and (v)
time. Aside from the service charge for tickets the Company does not charge moviegoers to use MovieFone or moviefone.com.



         In order to ensure that MovieFone is a local call from most areas within each market, the Company operates individual computer centers in each area code in the markets in which the Company operates. These computer centers use computer equipment containing "voice processing cards" and other components, all of which are readily available from multiple manufacturers. The
Company collects showtimes and other data needed to update the information stored at its computer centers in two ways. Listing information from some theaters is collected electronically, in which case the respective MovieFone
System is updated directly via a computer interface to each theater. Listing information from other theaters is sent by theater chains via facsimile or, in certain cases, a third party provider to the Company's data center in New York
City. There, the listing information is entered manually via the Company's proprietary data entry system. Once the information is entered and checked for accuracy, it is sent by computer modem via regular telephone lines to the corresponding local computer center, where it updates the information available to MovieFone callers. This information is then sent to the computer centers in the manner described above. The MovieFone system is readily expandable by adding new phone lines and computer equipment. The Company currently employs over 3,600 incoming telephone lines nationwide.

         The moviefone.com service is based in a computer center located in the Company's headquarters in New York City. Listing information on moviefone.com for theatres in MovieFone markets is shared with MovieFone and is thus automatically updated wherever the MovieFone listing information database is updated. Listing information on moviefone.com for theatres in markets not also served by MovieFone is provided by a third party.

Competition
-----------

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

Trademarks
----------

         The Company has numerous registered trademarks including "MovieFone", "777-FILM", "moviefone.com", and others.

Regulation
----------

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

Employees
---------

         As of December 31, 1998, the Company employed 149 persons (126 full-time and 23 part-time), 12 of whom constituted executive management, 35 of whom were employed in sales and marketing, 11 of whom were employed in accounting and administration and 91 of whom were employed in systems development, operations, and maintenance. None of the Company's employees are represented by union or bargaining agents. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES
        ----------

         The Company leases its premises in three locations. Its New York offices are located at 335 Madison Avenue, New York, NY 10017 and 565 Fifth
Avenue, New York, NY 10017. Its Los Angeles office is located at 1875 Century
Park East, Los Angeles, CA 90067. The Company also has approximately 63 leases at various sites for space located in the markets in which it operates, aggregating to approximately 5,800 square feet.



ITEM 3. LEGAL PROCEEDINGS
        -----------------

Pacer/Cats
----------

         On November 1, 1994, the Company filed a Demand for Arbitration
("Demand") with the American Arbitration Association ("AAA") against Pacer/Cats
Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. V.
Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 agreement between PromoFone, Inc. and Pacer/CATS and promoted the services of Ticketmaster
Corporation ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June of 1997 and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997 a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages and certain injunctive relief against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On
November 20, 1997, the Supreme Court of the State of New York confirmed the arbitration award and the decision was entered on November 25, 1997. On
February 23, 1998, the arbitration award was entered as a valid enforceable judgement.

         On May 29, 1998 the Company filed a petition in the Supreme Court of the State of New York, requesting that Pacer/CATS/CCS ("CCS"), as a successor to Pacer/CATS, be held in civil contempt for violating the injunctive relief provisions of the arbitration award. The petition requested the court award the Company monetary damages for CCS' violation of the injunction.

         Evidentiary hearings were held in the Supreme Court of the State of New York on August 24, 25, and 27, 1998. On September 18, 1998, the parties submitted post-hearing briefs in support of their positions. On October 13, 1998, each party submitted a reply to the other party's post-hearing brief. On
November 23, 1998, the Supreme Court of the State of New York awarded the
Company judgment in the amount of $1,383,241 in monetary damages as a result of CCS' violation of the Court's order confirming the arbitrator's injunction. The judgement was entered on November 24, 1998.

         To date, the Company has not received any proceeds from the above awards.

Ticketmaster
------------

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that
Ticketmaster violated the federal antitrust laws and the common laws of New
York. In particular, the Company alleged that Ticketmaster violated the Sherman
Act by entering into unlawful exclusive-dealing contracts,



by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC Management, Inc. ("PCC"). The Company also alleges that Ticketmaster tortuously interfered with the Company's contract with PCC, tortuously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster submitted a reply to the opposition on November 19, 1997. On January 6, 1998, the Company submitted a sur-reply to Ticketmaster's reply. Ticketmaster submitted a response to the Company's sur-reply on January 28, 1998. No decision has been rendered by the Court to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1998.




                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

         The Company's Class A common stock, par value $.01 per share (the
"Class A Common Stock"), is traded on The Nasdaq Stock Market under the symbol
MOFN. As of December 31, 1998, the registrant had 49 Class A Common Stock shareholders of record, which represented approximately 1,502 beneficial shareholders. The following table sets forth the range of high and low prices for shares of the Class A Common Stock for the fiscal quarters indicated, as furnished by The Nasdaq Stock Market.

                                                HIGH              LOW
Fiscal Year Ended December 31, 1998
First Quarter                                   9 1/8           6 10/32
Second Quarter                                 14 1/8            8 7/8
Third Quarter                                     12             6 1/8
Fourth Quarter                                17 10/32           6 3/4

                                                HIGH              LOW

Fiscal Year Ended December 31, 1997
First Quarter                                   5 1/4               4
Second Quarter                                  8 7/8             4 1/8
Third Quarter                                   8 1/2             4 5/8
Fourth Quarter                                  7 5/8             5 1/4

         There is no established public trading market for the Company's Class
B common stock. The registrant had 6 Class B common stock shareholders of record at December 31, 1998.

         The Company has not paid any cash dividends on any of its common stock since its inception. While the Board of Directors has general authority over dividend policy, and there are no material restrictions on the Company's ability to pay dividends, it does not anticipate paying cash dividends in the foreseeable future.





ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                                                         Years Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                   1998              1997               1996               1995              1994
                                                   ----              ----               ----               ----              ----
                                                                 (in thousands, except per share data)
       Statement of Operations Data:

       Total Revenue (a)                       $ 25,396           $20,598           $ 15,355           $ 11,245           $ 8,140
                                               ========           =======           ========           ========           =======

       Net Loss                               $ (2,186)          $(1,774)          $ (1,957)          $ (1,723)         $ (1,943)
                                              =========          ========          =========          =========         =========

       Net Loss per common share -
       Basic and diluted                       $ (0.18)          $ (0.14)           $ (0.15)            $(0.13)          $ (0.17)
                                               ========          ========           ========            =======          ========


                                                                               December 31,
                                          ----------------------------------------------------------------------------------------
                                                   1998              1997               1996               1995              1994
                                                   ----              ----               ----               ----              ----
                                                                             (in thousands)

       Balance Sheet Data:

       Total Assets                            $ 21,262          $ 21,593           $ 23,956           $ 24,020          $ 25,152
                                               ========          ========           ========           ========          ========

       Total Stockholders' Equity              $ 13,537          $ 15,838           $ 19,692           $ 21,625          $ 23,348
                                               ========          ========           ========           ========          ========


         (a) Total revenue for 1994 has been reclassified to eliminate from revenue the price of tickets sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

General
-------

         The Company's revenues are derived primarily from the sale of advertising time to advertisers, the sale of sponsorships to local media and others, and the sale of movie tickets to the public.

         Advertising Sales. This business includes those activities relating to the provision of movie listings via MovieFone and moviefone.com, and the sale of advertising time on a per-call and per-preview basis (principally to motion picture studios) on MovieFone and a per-user basis on moviefone.com.

         Sponsorship Sales. The Company currently receives, in exchange for certain services, local media time and space from its sponsors and others with which it has marketing relationships. Local media time and space are typically in the form of 20 to 30-second advertisements on radio stations and one-eighth to full-page advertisements in newspapers circulated in the markets where the Company offers its services. These exchanges of media services are reported at estimated fair market value of the services received and revenues and expenses are recorded as these services are provided or received.

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

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, operating results expressed as a percentage of total revenue:



                                                              Percent of Total Revenue
                                                               Years Ended December 31,

                                                           1998             1997           1996
                                                           ----             ----           ----
 Revenue1
     Advertising revenue                                    49.7            46.1            50.1
     Sponsorship revenue                                    21.7            25.5            29.0
     Ticket service fees, net                               17.8            19.9            17.8
     Other revenue                                          10.8             8.5             3.1
                                                          ---------        ------         -------

              Total revenue                                100.0           100.0           100.0

 Cost of Services
     Advertising commissions                                 2.6             3.8             4.7
     Ticket sales servicing and transaction fees             4.6             4.5             4.8
     Telecommunications                                      6.9             5.9             7.2
     Other expenses                                          2.5             2.7             1.8


              Total cost of services                        16.6            16.9            18.5
                                                          ---------         -----           -----

 Gross profit                                               83.4            83.1            81.5
     Total other costs and expenses                         92.1            91.7            94.2

 Net loss                                                   (8.7)           (8.6)          (12.7)
                                                           =======          =====           =====


Fiscal Year 1998 Compared to Fiscal Year 1997
---------------------------------------------

         Total revenue increased 23% from $20.6 million to $25.4 million from 1997 to 1998. Advertising revenue increased 33% from $9.5 million in 1997 to $12.6 million in 1998. The increase in advertising revenue was the result of an increased number of MovieFone calls and moviefone.com sessions on which advertising was sold and an increase in the average advertising rate per call and session sold, as well as an increase in Preview sales. The percentage of calls on which the Company sold advertising time increased from 77% in 1997 to 79% in 1998. Sponsorship revenue increased 5% from $5.2 million in 1997 to $5.5 million in 1998 due to increased cash sponsorship fees and barter services provided. Ticket service fees increased 10% from $4.1 million in 1997 to $4.5 million in 1998. The increase in ticket service fees was due to an increase in the number of tickets sold. Other revenue increased 57% from $1.7 million in 1997 to $2.7 million in 1998. The increase in other revenue is primarily due to an increase in sales of the Company's Mars systems.

         Cost of services increased 20% from $3.5 million to $4.2 million from 1997 to 1998. These costs increased primarily due to increased telecommunication expense associated with the expansion of the Company's telecommunications network to accommodate greater usage and increased ticket sales servicing and transaction fees resulting from increased ticket sales.

         Gross profit increased 24% from $17.1 million in 1997 to $21.2 million in 1998.

         Other costs and expenses (which include selling, general and administrative expenses) increased 24% from $18.9 million to $23.4 million from 1997 to 1998. These expenses increased primarily as a result of the Company's increased personnel expenses primarily associated with hiring of additional staff in the Company's core advertising and ticket sales business, the development of the Company's emerging business units, and the increase in advertising and promotion expenses. Legal expenses, relating primarily to the Company's arbitration and litigation proceedings with Pacer/CATS (see Item 3. in Part I and Note 7 to the Company's consolidated financial statements), decreased 66% from $3.0 million in 1997 to $1.0 million in 1998.

         The net loss increased 23% from $1.8 million ($.14 per share) in 1997 to $2.2 million ($.18 per share) in 1998.

         The number of calls received by the Company's MovieFone service increased 15% from 69.5 million in 1997 to 80.2 million in 1998.

         The number of sessions logged on the Company's moviefone.com service increased 64% from 14.6 million in 1997 to 24.0 million in 1998.

         The number of tickets sold through MovieFone and moviefone.com increased 6% from 3.2 million in 1997 to 3.4 million in 1998.

         The Company believes that the growth in its call volume and session volume and the number of tickets sold from 1997 to 1998 were the result of increased awareness in established markets, the addition of new markets and theaters, and increased moviegoing in the United States. Also, the Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies.

         The Company added three new markets during 1998 (St. Louis, Milwaukee, and West Palm Beach) bringing its total number of MovieFone markets to 34.

Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

         Total revenue increased 34% from $15.4 million to $20.6 million from 1996 to 1997. Advertising revenue increased 24% from $7.7 million in 1996 to $9.5 million in 1997. The increase in advertising revenue was the result of an increased number of calls on which advertising was sold and an increase in the average advertising rate per call sold, as well as an increase in Preview sales. The percentage of calls on which the Company sold advertising time decreased from 87% in 1996 to 77% in 1997. Sponsorship revenue increased 18% from $4.4 million in 1996 to $5.2 million in 1997 primarily due to increased barter services provided. Ticket service fees increased 50% from $2.7 million in 1996 to $4.1 million in 1997. The increase in ticket service fees was due to an increase in the number of tickets sold and a full year's increase in the ticket service fee from $1.25 to $1.50 in Manhattan which began in June 1996. Other revenue increased 263% from $.5 million in 1996 to $1.7 million in 1997. The increase in other revenue is primarily due to an increase in sales of the Company's Mars systems.

         Cost of services increased 23% from $2.8 million to $3.5 million from 1996 to 1997. These costs increased primarily due to increased ticket sales servicing and transaction fees resulting from increased ticket sales, and increased expenses, particularly computer equipment costs, associated with the growth of the Company's other Mars business.

         Gross profit increased 37% from $12.5 million in 1996 to $17.1 million in 1997.

         Other costs and expenses (which include selling, general and administrative expenses) increased 30% from $14.5 million to $18.9 million from 1996 to 1997. These expenses increased primarily as a result of the Company's increased personnel expenses primarily associated with hiring of additional staff in the Company's core advertising and ticket sales business, the development of the Company's emerging business units, the increase in advertising and promotion expenses, and increased legal expenses. Legal expenses, relating primarily to the Company's arbitration and litigation proceedings with Pacer/CATS (see Item 3. In Part I and Note 7 to the Company's consolidated financial statements), increased 22% from $2.4 million in 1996 to $3.0 million in 1997.

         The net loss decreased 9% from $2.0 million ($.15 per share) in 1996 to $1.8 million ($.14 per share) in 1997.

         The number of calls received by the Company's MovieFone service increased 22% from 56.9 million in 1996 to 69.5 million in 1997.

         The number of tickets sold through MovieFone and moviefone.com increased 33% from 2.4 million in 1996 to 3.2 million in 1997.

         The Company believes that the growth in its call volume and the number of tickets sold from 1996 to 1997 were the result of increased awareness in established markets, the addition of new markets and theatres, and increased moviegoing in the United States. Also, the Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold out from these movies. There were more of these "hit" movies in 1997 than 1996 which contributed to the increase in the Company's ticket sales.

         The Company added three new markets during 1997 (San Antonio, Nashville, and Baltimore) bringing its total number of MovieFone markets to 31.

Liquidity and Capital Resources
-------------------------------

         The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

         During 1998, net cash flows used in operating activities was $2.1 million. The increase in the use of cash from the year ended December 31, 1997 was mainly due to an increased net loss, an increase in trade accounts receivable, an increase in prepaid expenses and other current assets, and a decrease in accounts payable. During 1997, net cash flows provided by operating activities was $0.2 million. Cash flows provided by operating activities for the year ended December 31, 1997 was primarily due to a minimal increase in trade accounts receivable and a significant increase in accounts payable.

         During 1998, 1997, and 1996, net cash flows provided by investing activities was $1.9 million, $1.9 million, and $2.8 million, respectively. For each of the three years in the period ended December 31, 1998, net cash flows provided by investing activities was primarily due to the sales/maturities of investment securities.

         During 1998, net cash flows used in financing activities was $0.1 million primarily due to the purchase of 21,900 shares of treasury stock at a cost of $0.2 million. During 1997, net cash flows used in financing activities was $2.2 million primarily due to the purchase of 400,000 shares of treasury stock at a cost of $2.2 million. During 1996, net cash flows provided by financing activities was $.02 million.

         The Company's cash balance decreased 6% from $3.5 million to $3.3 million from December 31, 1997 to December 31, 1998.

         The Company does not have any significant outstanding commitments for capital expenditures but intends to incur such expenditures for expansion of its core businesses and development of its infrastructure and new businesses.

         Management believes that current cash and cash equivalents as well as its short-term and long-term investments should be sufficient during fiscal 1999 and beyond to fund its planned capital expenditures and working capital needs.

Other Matters
-------------

         The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and, like other companies, has assessed and is repairing its computer applications and business processes to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company anticipates that all software certifications will be completed by June 30, 1999 and all hardware certifications will be completed by September 30, 1999.

         The year 2000 challenge is a priority within the Company at every level of the organization. The Company has designated a Year 2000 project coordinator to monitor adherence of the Company's Year 2000 project to established due dates. The Company has also established a methodology to measure, track and report Year 2000 readiness consisting of five steps: assessment, renovation, testing and evaluation, implementation and certification.

         In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is in the process of updating its current disaster recovery plan and developing a Year 2000 specific contingency plan which addresses Year 2000 related issues in addition to natural disasters, etc.

         The total cost of the Year 2000 project is estimated at $800,000 and is being funded through operating cash flows. To date the Company has incurred approximately $150,000 related to the assessment of, and preliminary efforts in connection with its Year 2000 project and the development of its remediation plan. Additional costs of software and hardware remediation are estimated to be $650,000 in 1999. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. In the event that the Company's material systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

         The information set forth in the preceding four paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998)

         The preceding "Year 2000 Issue" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's belief or expectations regarding future events. When used in the "Year 2000 Issue" discussion, the words "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Seasonality and Quarterly Comparisons
-------------------------------------

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

         The advertising sales business is dependent on MovieFone call volume and moviefone.com session volume. While calls and sessions tend to rise and fall with movie theater attendance, the Company believes that they are less volatile than movie theater attendance.

         Teleticketing volume is generally more volatile than movie theater attendance. When motion picture studios have released big-budget, highly-anticipated movies, teleticketing volume has increased significantly compared to other periods during the year. The Company believes this higher volume is the result of moviegoers' increased concerns about particular performances being sold out. In addition, motion picture distributors often release high-profile movies for exhibition on a limited number of screens during the busy seasons. The Company believes that the limited release of high-profile movies further heightens moviegoers' concern that a particular movie will be sold-out and increases teleticketing volume.

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

Impact of Inflation
-------------------

         The Company does not believe that inflation has had a material impact on its operations to date. However, substantial inflation-driven increases in the costs of labor and telephone service in particular could adversely affect the Company's profitability.

Impact of New Accounting Standards
----------------------------------

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will require new disclosures to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedging activities and will take effect in 2000. The Company does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

         Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the Year 2000, including the success with which the Company's customers and suppliers address their Year 2000 exposures; as well as more general factors affecting future cash flows and their effects on the Company's ability to meet its future working capital needs, including demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The Company's cash flows and earnings are not subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates. The Company does not enter into financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

         The financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements appearing on page F-1 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The directors and executive officers of the Company are as follows:


Name                          Age         Position
----                          ---         --------
Dr. Henry G. Jarecki          65          Chairman of the Board of Directors
Mark N. Kaplan                68          Director
George H. McLaughlin          61          Director
Strauss Zelnick               41          Director
Andrew R. Jarecki             36          Chief Executive Officer; Director
Adam H. Slutsky               35          Chief Financial Officer and Chief Operating Officer; Director
J. Russell Leatherman         36          President; Director
Thomas A. Jarecki             33          Senior Vice President, Operations
John Ventura                  38          Senior Vice President, Theater Management Systems
Nada Stirrat                  33          Senior Vice President, Sales
Francesca Hauser              30          Senior Vice President, Finance & Administration
Matthew Blumberg              28          Vice President, Marketing & Product Management
Robert Gukeisen               34          Vice President, Data Services
Marc S. Hollander             39          Vice President, Systems Development
Philip Talamas                32          Vice President, Operations
Brendan P. Gow                28          Vice President, Exhibitor Relations


Dr. Henry G. Jarecki has been Chairman of the Board of Directors of the Company since its inception. In addition, Dr. Jarecki has been Chairman of The Falconwood Corporation of New York ("Falconwood"), a merchant banking and financial services firm, since 1976. From 1969 to 1989 he was Chairman of Mocatta Metals Corporation, a bullion dealing company. He has been on the faculty at the Yale University School of Medicine since 1963. Dr. Jarecki is the father of Andrew R. Jarecki and Thomas A. Jarecki.

Mark N. Kaplan has been a Director of the Company since March 1994. For more than the past five years he has been a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Skadden, Arps, Slate, Meagher & Flom LLP currently provides legal services to the Company. He is also a Director of the following companies: American Biltrite Inc., Auto-By-Tel Corporation, Congoleum Corporation, Inc., DRS Technologies, Inc., Grey Advertising Inc., International Creative Management, Inc., The Jim Pattison Group Ltd., Monte-Carlo Grand Hotel SAM, REFAC Technology Development Corporation, Volt Information Sciences, Inc., Worldwide Securities Limited, and Worldwide Special Fund N.V.

George H. McLaughlin has been a Director of the Company since March 1994. Mr. McLaughlin is an entrepreneur in the food industry and has, from 1989 to the present, held executive positions in the following companies: Ideal Macaroni Company, Weiss Noodle

Company, and Food Tree, Inc. In addition, Mr. McLaughlin has, since 1989, been president of World Wide Licensing Corporation, a distributor of fashion accessories.

Strauss Zelnick has been a Director of the Company since March 1994. Mr. Zelnick is President and Chief Executive Officer of BMG Entertainment. Prior to joining BMG Entertainment, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a supplier of video game software, from 1993 to 1994. Prior to joining Crystal Dynamics, he was President and Chief Operating Officer of Twentieth Century Fox from 1989 to 1993. Mr. Zelnick is a former member of the Board of Directors of the Motion Picture Association of America.

Andrew R. Jarecki has been Chief Executive Officer and a Director of the Company since its inception. Prior to co-founding MovieFone, Mr. Jarecki served as managing director of Falconwood, overseeing the firm's venture capital activities. Mr. Jarecki is the son of Dr. Henry G. Jarecki.

Adam H. Slutsky has been Chief Financial Officer and Chief Operating Officer and a Director of the Company since its inception. Prior to co-founding MovieFone, Mr. Slutsky was Trading Manager and Director of Industrial Marketing for Falconwood from 1987 to 1989.

J. Russell Leatherman has been President and a Director of the Company since its inception. Prior to co-founding MovieFone, Mr. Leatherman was an independent film and television producer/director. Mr. Leatherman has directed news programs and produced sports broadcasts and television specials for public television. He also operated a production company which specialized in producing motion picture trailers, commercials, and videos.

Thomas A. Jarecki has been Senior Vice President, Operations of the Company since March 1997 and was Vice President, Operations of the Company since its inception. Prior to joining the Company, he worked at Brody, White and Company as a business analyst. Mr. Jarecki is the brother of Andrew R. Jarecki and the son of Dr. Henry G. Jarecki.

John Ventura has been Senior Vice President, Theater Management Systems of the Company since July 1995. Prior to joining the Company, Mr. Ventura was Director of Finance and Operations at A-Vision Entertainment, a division of Time Warner, from 1992 to 1995. From 1989 to 1992, Mr. Ventura was TRS Manager of Gold Card Marketing at American Express.

Nada Stirratt has been Senior Vice President, Sales since joining the Company in November 1997. Prior to joining MovieFone, Ms. Stirratt was the Advertising Director at Conde Nast's Allure magazine.

Francesca Hauser has been Senior Vice President, Finance & Administration since joining the Company in July 1998. Prior to joining MovieFone, Ms. Hauser was the Controller for the New York Division of Coca-Cola Enterprises, Inc. from 1997 to 1998 and the Corporate

Controller for The Coca-Cola Bottling Company of
New York, Inc. from 1996 to 1997. From 1990 to 1995, Ms. Hauser held various positions with Price Waterhouse, Ernst & Young, and The Coca-Cola Bottling Company of New York, Inc.

Matthew Blumberg has been Vice President, Marketing & Product Management since March 1998. Mr. Blumberg was Vice President, MovieLink from 1995 to 1998. Prior to joining MovieFone, Mr. Blumberg was an associate with General Atlantic Partners, a private equity investment firm, which invests in later-stage software and online services companies, and a consultant at Mercer Management Consulting.

Robert Gukeisen has been Vice President, Data Services since July 1998. Mr. Gukeisen was Vice President, New Technologies from May 1995 to June 1998 and was Vice President, Systems Development prior to that. Prior to co-founding MovieFone, Mr. Gukeisen was a systems analyst for US Topper, a provider of interactive telephone service, from 1986 to 1989.

Marc S. Hollander has been Vice President, Systems Development since July 1998 and was Vice President, Computer Systems since joining the Company in 1992. From 1983 until he began working for the Company, he was a computer systems analyst at Brody, White and Company.

Philip Talamas has been Vice President, Operations since January 1998 and was Vice President, Technical Services since joining the Company in May 1995. Prior to joining the Company, Mr. Talamas worked at Brody, White and Company as the Vice President of New York Operations from 1992 to 1995.

Brendan P. Gow has been Vice President, Exhibitor Relations since joining the Company in August 1998. Prior to joining the Company, Mr. Gow was a successful entrepreneur in Australia, having founded Voicecard, a telecommunication-based greeting service company, and MovieFone Australia.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth information concerning compensation paid or accrued by the Company to the Chief Executive Officer and the other four most highly compensated executive officers for services rendered in all capacities to the Company during the years ended December 31, 1998, 1997, and 1996:



                                           Annual Compensation                     Long-Term Compensation Awards
                                           -------------------                     -----------------------------
                                                                                Securities
           Name &                                                              Underlying     All Other Compensation
     Principal Position         Year         Salary               Bonus          Options                (a)
     ------------------         ----         ------               -----          -------                ---
Andrew R. Jarecki                  1998         $225,000     $ 79,327             10,000                $30
Chief Executive Officer            1997         $202,000     $132,494             21,000                $30
                                   1996         $180,000     $114,573               --                  $30

Adam H. Slutsky                    1998         $220,000     $ 79,231             10,000               $144
COO and CFO                        1997         $200,000     $124,461             21,000               $144
                                   1996         $185,000     $109,114               --                 $144

J. Russell Leatherman              1998         $180,000     $ 78,462 (b)          8,000               $144
President                          1997         $170,000     $185,249 (b)          8,000               $144
                                   1996         $155,000     $187,263 (b)           --                 $144

John Ventura                       1998         $130,000     $ 47,500 (c)          6,000               $144
Sr.   VP,   Theatre   Mgmn't       1997         $120,000     $ 60,109 (c)         10,000               $144
Systems
                                   1996         $ 88,000     $ 18,692              3,500                --

Nada Stirratt                      1998         $190,000     $ 78,654               --                 $144
Sr. VP, Sales                      1997         $ 26,277     $    --  (d)         50,000                --
                                   1996            --             --                --                  --

(a) Other compensation is for life insurance premiums paid by the Company.
(b) Mr. Leatherman's bonuses for 1998, 1997, and 1996 were earned for performance in accordance with the Company's sales plans for such years.
(c) Mr. Ventura's bonuses for 1998 and 1997 were earned for performance in accordance with the Company's sales plan for such years.
(d) Ms. Stirratt began working for the Company in November 1997.

Stock Option Grants in 1998
---------------------------

The following table sets forth information with respect to grants of stock options in 1998 pursuant to the 1994 Stock Option Plan to the named officers.


                              Number of         % of Total
                              Securities        Options
                              Underlying        Granted to         Exercise or
                              Options           Employees in       Base Price       Expiration
Name                          Granted           Fiscal Year        ($/Sh)           Date
----                          -------           -----------        ------           ----
Andrew R. Jarecki             10,000                3.7             6.81            1/30/08
Adam H. Slutsky               10,000                3.7             6.81            1/30/08
J. Russell Leatherman          8,000                3.0             6.81            1/30/08
John Ventura                   6,000                2.2             6.81            1/30/08
Nada Stirratt                     --                 --               --              --



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

The following table sets forth information with respect to the named officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year. The options shown in the table reflect options granted to the named officers by the Company under the 1994 Stock Option Plan.



                                                                Number of Securities
                                                           Underlying Unexercised Options     Value of Unexercised in-the
                                                                      at FY-End                 Money Options at FY-End
                            Shares Acquired      Value
          Name                on Exercise       Realized    Exercisable    Unexercisable     Exercisable     Unexercisable
          ----                -----------       --------    -----------    -------------     -----------     -------------
Andrew R. Jarecki                  0               $0             21,400        40,029         $ 275,392           $ 453,359
Adam H. Slutsky                    0               $0            122,405        83,317        $ 1,607,143         $1,024,112
J. Russell Leatherman              0               $0             65,100        56,329         $ 801,030           $ 666,842
John Ventura                       0               $0             19,875        39,625         $ 238,697           $ 462,391
Nada Stirratt                      0               $0              5,000        45,000          $ 54,375           $ 489,375


Retirement Plan

The Executive Officers of the Company are participants in the Falconwood Group Defined Benefit Pension Plan (the "Retirement Plan"). See "Certain Relationships and Related Party Transactions, Transactions Between the Falconwood Corporation and the Company." Normal benefits under the Retirement Plan, payable beginning at age 65, are calculated with respect to any participant as follows: 1.30 percent of such participant's average annual compensation for the five highest paid consecutive years multiplied by such participant's years of service. The following table shows annual benefits payable under the Retirement Plan to participants at age 65 in specified years of service and remuneration classes:


AVERAGE ANNUAL
COMPENSATION IN
FIVE CONSECUTIVE                            YEARS IN SERVICE
HIGHEST PAID YEARS  ---------------------------------------------------
------------------    15       20         25         30         35
                      --       --         --         --         --

$100,000          $19,500   $26,000    $32,500    $39,000    $45,500
$125,000          $24,375   $32,500    $40,625    $48,750    $56,875
$150,000          $29,250   $39,000    $48,750    $58,500    $68,250

         Compensation covered under the Retirement Plan is the total compensation reported on a participant's Federal tax Form W-2, which for 1998, 1997, and 1996 is equal to the amount of compensation for each named executive set forth in the Summary Compensation Table (which for purposes of the Retirement Plan may not exceed $160,000, subject to increase from time to time pursuant to Treasury regulations under the Code). Estimated credited years of service for the named executives for purposes of computing their benefits are:
Andrew R. Jarecki, 13 years; Adam H. Slutsky, 11 years; J. Russell Leatherman, 5 years; John Ventura, 3 years; and Nada Stirratt, 1 year. Benefits are payable in an annuity form for a period of at least 10 years and thereafter for the life of the participant. Benefits payable are not subject to any deduction for Social Security or other offset amounts.

Employment Agreements and Compensation Arrangements
---------------------------------------------------

         During the Company's fiscal year ended December 31, 1994, the Company entered into employment agreements with each of Messrs. Andrew R. Jarecki, Adam
H. Slutsky and J. Russell Leatherman (each, an "Executive"). Each such employment agreement provides for an employment term expiring in May 1998. Each of Mr. Jarecki's and Mr. Leatherman's agreements were automatically renewed for a two year term in May of 1996. The agreements also provide that for a period of two years after termination of the Executive's employment with the Company, the Executive may not (without the written approval of the Board of Directors of the Company) engage in any business in competition with the Company or its subsidiaries, as such business is conducted on the date on which such Executive's employment with the Company is terminated, or solicit the employment of any employee of the Company. The agreements provide that the Company will pay, during the initial term of each agreement, each of Mr. Jarecki and Mr. Leatherman an annual base salary of not less than $110,000, and thereafter such greater amount as may be determined by the Board of Directors. Bonus payments may be paid in such amounts and at such times as the Board of Directors may determine. In May of 1996, the Company entered a new employment agreement with Mr. Slutsky. Mr. Slutsky's new agreement contains substantially the same terms as his original agreement, except that the new agreement provided for an employment term expiring in May of 1998, which was automatically renewed for one additional year, and an annual base salary of not less than $185,000.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information concerning the beneficial ownership of common stock of MovieFone as of March 24, 1999 for the following: each person or entity who is known by MovieFone to own beneficially more than 5% of the outstanding shares of MovieFone common stock; each of MovieFone's current directors; the chief executive officer and certain other highly compensated officers of MovieFone; and all directors and executive officers of MovieFone as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 24, 1999 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

         Certain stockholders of MovieFone, as indicated below, have entered into a stockholders agreement with America Online, Inc. ("AOL") agreeing to vote their shares of MovieFone common stock in favor of a proposed merger with AOL (refer to Note 11 for additional information on proposed merger.)

         In addition to the ownership of MovieFone common stock by the Jarecki entities set forth in the following table, other Jarecki entities own an aggregate of 360,817 shares of Class A common stock, representing approximately
6.8 percent of the outstanding Class A common stock.


                                                                   NUMBER OF SHARES              PERCENTAGE OF OUTSTANDING
                                                                  BENEFICIALLY OWNED                      SHARES(I)
                                                                  ------------------                      ---------
                                                           CLASS A              CLASS B                CLASS A       CLASS B
                                                           -------              -------                -------       -------
 Dr. Henry G. Jarecki*................................     75,000(a)**         7,080,053(b)(f)**            1.4         100.0
  (Chairman of the Board)
 Eugene Eliasoph......................................  1,497,770(a)(c)**      6,914,010(b)**              28.1          97.6
  400 Prospect Street
   New Haven, Connecticut 06511
 Andrew R. Jarecki*...................................  1,453,899(c)**                --                   27.1            --
  (Chief Executive Officer)
 Adam H. Slutsky*.....................................    283,702(d)                  --                    5.2            --
  (COO and CFO)
 J. Russell Leatherman................................    239,534                     --                    4.4            --
  (President)
  1875 Century Park East, Suite 2230
  Los Angeles, California  90067
 Thomas A. Jarecki*...................................    195,696                     --                    3.6            --
  (Senior VP, Operations)
 John Ventura*........................................     22,675                     --                    0.4            --
  (Sr. VP, Theater Management Systems)
 Nada Stirrat*........................................      5,000                     --                    0.1            --
  (Sr. VP, Sales)
 Matthew Blumberg*....................................     28,850                     --                    0.5            --
  (VP, Marketing and Product Management)
 Robert Gukeisen*.....................................    389,789                     --                    7.3            --
  (VP, Data Services)
 Marc S. Hollander*...................................     25,023                     --                    0.5            --
  (VP, Computer Systems)
 Francesca Hauser*....................................         --                     --                     --            --
  (Sr. VP, Finance and Administration)
 Brendan Gow*.........................................         --                     --                     --            --
  (VP, Exhibitor Relations)
 Philip Talamas*......................................     16,580                     --                    0.3            --
  (VP, Operations)
 Mark N. Kaplan.......................................     17,000                     --                    0.3            --
  (Director)
  c/o Skadden, Arps, Slate, Meagher & Flom LLP
  919 Third Avenue, New York, New York 10022
 George H. McLaughlin.................................     15,260(e)                  --                    0.3            --
  (Director)
  263 Mercer Street
  Princeton, New Jersey 08540
 Strauss Zelnick......................................     27,500                     --                    0.5            --
  BMG Entertainment (Director)
  1540 Broadway,39th Floor
  New York, New York 10036

 All directors and executive officers as a group        2,795,508              7,080,053(b)(f)**           48.3         100.0



 Cannell Capital Management...........................    388,470                     --                    7.3            --
  600 California Street, Floor 14
  San Francisco, CA  94108
 FMR Corp.................................................383,200                     --                    7.2            --
  82 Devonshire Street
  Boston, MA  02109
 Timothy R. Barakett....................................  282,200                     --                    5.3            --
  c/o Atticus Holdings, LLC
  590 Madison Avenue, 32nd Floor
  New York, NY 10022
 America OnLine, Inc.  ...............................  8,847,494(g)(h)        7,080,053(h)                76.8         100.0
  22000 AOL Way
  Dulles, Virginia 20166


---------------
* The address of each of these individuals is 335 Madison Avenue, 27th Floor, New York, New York 10017.
**   Includes shares set forth elsewhere in this table.

(a) Includes 75,000 shares held by The Timber Falls Trust. Dr. Jarecki and Mr. Eliasoph, as co-trustees of this trust (the beneficiaries of which are various members of Dr. Jarecki's family and their lineal descendants), share investment and voting control with respect to these shares.
(b)  Includes an aggregate of 6,914,010 shares held by: The Timber
     Acres Trust (956,840 shares); The Timber Top Trust (1,156,620 shares); The Timber Edge Trust (1,226,410 shares); The Timber
     Falls Trust (3,434,280 shares); and The Timber Nation Trust
     (139,860 shares). Dr. Jarecki and Mr. Eliasoph, as co-trustees of each of these trusts (the beneficiaries of which are various members of Dr. Jarecki's family and their lineal descendants), share investment and voting control with respect to these shares.
(c)  Includes 1,422,770 shares held by The Timber Acres Trust II. Mr.
     Jarecki and Mr. Eliasoph, as co-trustees of this trust (the beneficiaries of which are Mr. Jarecki and his lineal
     descendants), share investment and voting control with respect to these shares.
(d)  Includes 3,000 shares held in trust for Mr. Slutsky's children.
(e)  Excludes 36,000 shares held in trust for Mr. McLaughin's grandchildren.
(f)  Includes 166,043 shares held by the JEF Limited Partnership, of which The Rapmil Corporation, of which Dr. Jarecki has 100%
     ownership, is the general partner.
(g)  Pursuant to an option agreement, America Online has a contingent right to acquire up to 6,186,762 shares of MovieFone Class A common stock which may or may not be exercisable within sixty days.
(h)  Pursuant to a stockholders agreement, America Online has shared voting power with respect to 2,660,732 shares of MovieFone Class
     A common stock and has shared voting power with respect to
     7,080,053 shares of MovieFone Class B common stock.
(i)  The calculation of percentages is based upon the number of shares of MovieFone Class A common stock issued and outstanding on March
     24, 1999, plus shares of MovieFone Class A common stock subject to options held by the respective persons on March 24, 1999 and exercisable within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
         ----------------------------------------------------

Registration Rights Agreement
-----------------------------

         Pursuant to the terms of a Registration Rights Agreement (the "Registration Rights Agreement") by and among Dr. Henry Jarecki, Andrew R. Jarecki, certain members of their immediate family and certain trusts and a corporation affiliated with Dr. Jarecki (collectively, the "Jarecki Entities"), Adam H. Slutsky, J. Russell Leatherman, Robert Gukeisen, and certain other current stockholders of the Company (collectively, the "Holders") and the Company, the Company has agreed that the Holders, subject to certain conditions, may cause the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") relating to the Common Stock held by them (or their transferees) (the "Registrable Securities"). The Company generally will be required to use its best efforts to effect any such registration on demand. The Company is not required to effect more than five such demand registrations for the holders of Registrable Securities, and not more frequently than two times during any period of twelve consecutive months. Such registrations will be at the Company's expense, except that each selling stockholder will bear its pro rata share of the underwriting fees and expenses, the fees and expenses of its counsel and applicable transfer taxes.

         In addition, the Holders of Registrable Securities have certain incidental (or "piggyback") registration rights that require the Company to include in any registration statement that the Company proposes to file with respect to its securities (whether for its own account or for the account of any security holder), such amount of Registrable Securities requested by them to be included therein, subject to certain exceptions. Such registrations will be at the Company's expense except that each selling stockholder will bear its pro rata share of the underwriting fees and expense, the fees and expenses of its counsel and applicable transfer taxes.

Transactions Between The Falconwood Corporation and the Company
---------------------------------------------------------------

         During 1998, 1997, and 1996, the Company had an agreement with Falconwood for the provision of certain administrative and other services. During the years ended December 31, 1998, 1997, and 1996, Falconwood was paid approximately $188,000, $191,000 and $264,000, respectively, for such services. During the years ended 1998, 1997, and 1996 various Company employees provided certain administrative and professional services to Falconwood and its affiliates and charged Falconwood approximately $27,000, $32,000, and $59,000, respectively, for such services.

         Historically, as a convenience to the Company, employees of the Company have participated in a defined benefit pension plan provided by Falconwood. In the future, the Company may determine to provide similar benefits to its employees other than through this Falconwood plan. During the fiscal years ended December 31, 1998, 1997, and 1996, pension expense related to the Company's participation in the Falconwood plan was approximately $150,000, $83,000, and $121,000 respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------



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

                                               MOVIEFONE, INC.
                                                 (Registrant)

Date:
                                       By      /s/  Adam H. Slutsky
                                               ---------------------------
March 24, 1999                                 Adam H. Slutsky,
                                               Chief Financial Officer
                                               and Chief Operating Officer

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


    Signature                              Title


    /s/ Dr. Henry G. Jarecki               Chairman of the Board of Directors
---------------------------------
    Dr. Henry G. Jarecki


    /s/ Andrew R. Jarecki                  Chief Executive Officer (principal
---------------------------------          executive officer); Director
    Andrew R. Jarecki


    /s/ Adam H. Slutsky                    Chief Operating Officer and Chief
---------------------------------          Financial Officer (principal
    Adam H. Slutsky                        financial
                                           and accounting officer); Director


    /s/ J. Russell Leatherman              President; Director
---------------------------------
    J. Russell Leatherman


    /s/ Mark N. Kaplan                     Director
---------------------------------
    Mark N. Kaplan


    /s/ George H. McLaughlin               Director
---------------------------------
    George H. McLaughlin


    /s/ Strauss Zelnick                    Director
---------------------------------
    Strauss Zelnick


March 24, 1999

                         MOVIEFONE, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS
                                   FORM 10-K





                                                                         PAGE



INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 1998 and 1997           F-3

   Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996                                    F-4

   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1998, 1997 and 1996                F-5

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996                                    F-6

   Notes to Consolidated Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
  MovieFone, Inc.:

We have audited the accompanying consolidated balance sheets of MovieFone, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MovieFone, Inc. and Subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 23, 1999

                         MOVIEFONE, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                                 --------------------
                                                                                 1998             1997
                                                                                 ----             ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $  3,264,404    $  3,482,363
   Short-term investments                                                      5,263,868            --
   Trade accounts receivable, less allowance for uncollectible accounts
     of $71,000 and $0 in 1998 and 1997, respectively                          5,603,400       3,586,604
   Prepaid expenses and other current assets                                   1,305,431         380,024
   Inventory                                                                     241,374         370,549
                                                                           -------------    ------------
     Total current assets                                                     15,678,477       7,819,540

PROPERTY AND EQUIPMENT, net                                                    1,841,970       1,501,853

LONG-TERM INVESTMENTS                                                          3,565,076      12,151,101

DUE FROM OFFICER                                                                    --             8,844

OTHER ASSETS                                                                     176,193         111,773
                                                                           -------------    ------------
   TOTAL ASSETS                                                             $ 21,261,716    $ 21,593,111
                                                                           =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties                                                   $     33,323    $     13,908
   Accounts payable                                                            2,638,172       3,453,071
   Accrued expenses and other current liabilities                              5,053,489       2,288,529
                                                                           -------------    ------------
    Total current liabilities                                                  7,724,984       5,755,508


COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share;
       5,000,000 shares authorized, no shares issued
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;
       5,755,085 and 5,662,135 shares in 1998 and 1997,
       respectively, of Class A Common Stock issued and outstanding;              57,550          56,621
       7,080,053 and 7,155,053 shares in 1998 and 1997, respectively,
       of Class B Common Stock issued and outstanding                             70,801          71,551

   Additional paid-in capital                                                 34,383,227      34,316,355
   Accumulated other comprehensive income                                         85,226         101,920
   Accumulated deficit                                                       (18,675,034)    (16,488,844)
                                                                           -------------    ------------
                                                                              15,921,770      18,057,603
   Less Treasury Stock, at cost;
   421,900 and 400,000 shares in 1998 and 1997, respectively                  (2,385,038)     (2,220,000)
                                                                           -------------    ------------
     Total stockholders' equity                                               13,536,732      15,837,603
                                                                           -------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                            $ 21,261,716    $ 21,593,111
                                                                           =============    ============


See notes to consolidated financial statements

                           MOVIEFONE, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                1998            1997            1996
                                                            ------------   ------------    -------------
REVENUE
  Advertising revenue                                      $ 12,613,399    $  9,505,205    $  7,693,891
  Sponsorship revenue                                         5,508,570       5,247,879       4,441,411
  Ticket service fees, net                                    4,522,777       4,095,832       2,738,817
  Other revenue                                               2,751,574       1,749,002         481,203
                                                            ------------   ------------    -------------
    Total revenue                                            25,396,320      20,597,918      15,355,322
                                                            ------------   ------------    -------------

COST OF SERVICES
  Advertising commissions                                       658,088         781,289         712,065
  Ticket sales servicing and transaction fees                 1,159,525         935,716         734,613
  Telecommunications                                          1,739,259       1,208,110       1,110,300
  Other expenses                                                635,841         553,667         279,003
                                                            ------------   ------------    -------------
    Total cost of services                                    4,192,713       3,478,782       2,835,981
                                                            ------------   ------------    -------------

    Gross Profit                                             21,203,607      17,119,136      12,519,341

OTHER COSTS AND EXPENSES
  Selling, general and administrative                        13,987,661       9,438,187       6,716,389
  Advertising and promotions                                  8,145,422       6,563,561       5,393,665
  Legal expenses                                              1,019,868       2,973,500       2,443,661
  Depreciation and amortization                                 923,529         940,754       1,010,420
  Interest income                                              (686,683)     (1,023,357)     (1,087,507)
                                                            ------------   ------------    -------------
    Total other costs and expenses                           23,389,797      18,892,645      14,476,628
                                                            ------------   ------------    -------------

NET LOSS                                                   ($ 2,186,190)   ($ 1,773,509)   ($ 1,957,287)
                                                            ============   ============    =============

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                              ($0.18)         ($0.14)         ($0.15)
                                                            ============   ============    =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                          12,415,086      12,704,887      12,801,820
                                                            ============   ============    =============

See notes to consolidated financial statements.

                         MOVIEFONE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                                              Class A       Class B        Additional        Other
                                                              Common        Common         Paid-in       Comprehensive
                                                              Stock          Stock         Capital       Income (loss)
                                                              -----          -----         -------       -------------
BALANCE, DECEMBER 31, 1995 ...........................   $     56,449    $     71,551    $ 34,255,327   $       --
   Net loss ..........................................           --              --              --             --
   Issuance of 6,000 shares of Class A Common
     Stock upon exercise of stock options ............             60            --            23,940           --
                                                         ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 1996 ...........................         56,509          71,551      34,279,267           --
   Net loss ..........................................           --              --              --             --
   Unrealized holding gain on investments ............           --              --              --          101,920
   Comprehensive loss ................................
   Issuance of 11,188 shares of Class A Common
     Stock upon exercise of stock options ............            112            --            37,088           --
   Purchase of 400,000 shares of Treasury Stock ......           --              --              --             --
                                                         ------------    ------------    ------------   ------------

BALANCE, DECEMBER 31, 1997 ...........................         56,621          71,551      34,316,355        101,920
   Net loss ..........................................           --              --              --             --
   Unrealized holding loss on investments ............           --              --              --          (16,694)
   Comprehensive loss ................................
   Issuance of 17,950 shares of Class A Common
      Stock upon exercise of stock options ...........            179            --            66,872           --
   Purchase of 21,900 shares of Treasury Stock .......           --              --              --             --
   Conversion of 75,000 shares of Class B Common Stock
      to Class A Common Stock ........................            750            (750)           --             --
                                                         ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 1998 ...........................   $     57,550    $     70,801    $ 34,383,227   $     85,226
                  === ====                               ============    ============    ============   ============







                                                           Accumulated      T reasury                     Comprehensive
                                                            Deficit           Stock            Total             Loss
                                                            -------           -----            -----             ----
BALANCE, DECEMBER 31, 1995 ...........................   ($12,758,048)   $       --      $ 21,625,279

   Net loss ..........................................     (1,957,287)           --        (1,957,287)
   Issuance of 6,000 shares of Class A Common
     Stock upon exercise of stock options ............           --              --            24,000
                                                         ------------    -------------   ------------
BALANCE, DECEMBER 31, 1996 ...........................    (14,715,335)           --        19,691,992
   Net loss ..........................................     (1,773,509)           --        (1,773,509)   ($ 1,773,509)
   Unrealized holding gain on investments ............           --              --           101,920         101,920
                                                                                                        -------------
   Comprehensive loss ................................                                                   ($ 1,671,589)
   Issuance of 11,188 shares of Class A Common
     Stock upon exercise of stock options ............           --              --            37,200
   Purchase of 400,000 shares of Treasury Stock ......           --        (2,220,000)     (2,220,000)
                                                         ------------    -------------   ------------

BALANCE, DECEMBER 31, 1997 ...........................    (16,488,844)     (2,220,000)     15,837,603
   Net loss ..........................................     (2,186,190)           --        (2,186,190)   ($ 2,186,190)
   Unrealized holding loss on investments ............           --              --           (16,694)        (16,694)
                                                                                                        -------------
   Comprehensive loss ................................                                                   ($ 2,202,884)
   Issuance of 17,950 shares of Class A Common
      Stock upon exercise of stock options ...........           --              --            67,051
   Purchase of 21,900 shares of Treasury Stock .......           --          (165,038)       (165,038)
   Conversion of 75,000 shares of Class B Common Stock
      to Class A Common Stock ........................           --              --              --
                                                         ------------    -------------   ------------
BALANCE, DECEMBER 31, 1998 ...........................   ($18,675,034)   ($ 2,385,038)   $ 13,536,732
                                                         ============    ============    ============


See notes to consolidated financial statements.

                         MOVIEFONE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                      YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                1998           1997           1996
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 ($2,186,190)   ($1,773,509)   ($1,957,287)
   Adjustments to reconcile net loss to net cash  (used in) provided by operating activities:
      Depreciation and amortization                                             923,529        940,754      1,010,420
      Amortization of premium (discount) on investment securities                93,976         61,242        124,640
      Loss (gain) on sale of investment securities                                6,195        (28,577)          --
      Provision for doubtful accounts                                            71,000           --             --
      Barter services received                                                5,032,911      4,938,969      4,148,929
      Barter services provided                                               (5,032,911)    (4,938,969)    (4,148,929)
      Changes in assets and liabilities:
         Increase in trade accounts receivable                               (2,087,796)      (372,735)    (1,217,378)
         (Increase) decrease in prepaid expenses and other current assets      (925,407)       (74,350)        17,579
         Decrease (increase)  in inventory                                      129,175       (266,626)        63,794
         Decrease in due from related parties                                      --             --           93,524
         Decrease (increase) in due from officer                                  8,844          7,819         (1,051)
         (Increase) decrease  in other assets                                   (64,420)       180,936        (82,539)
          Increase (decrease) in due to related parties                          19,415        (65,952)        79,860
         (Decrease) Increase in accounts payable                               (814,899)     1,426,461        637,604
         Increase in accrued expenses and other current liabilities           2,764,960        131,002      1,151,816
                                                                            -----------    -----------    -----------

            Net cash (used in) provided by operating activities              (2,061,618)       166,465        (79,018)
                                                                            -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities                                     (3,200,000)    (4,414,638)    (2,768,644)
      Sales/maturities of investment securities                               6,405,292      7,022,408      6,000,000
      Purchases of property and equipment                                    (1,263,646)      (669,079)      (455,668)
                                                                            -----------    -----------    -----------

            Net cash provided by investing activities                         1,941,646      1,938,691      2,775,688
                                                                            -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                    67,051         37,200         24,000
      Purchase of treasury stock                                               (165,038)    (2,220,000)          --
                                                                            -----------    -----------    -----------

             Net cash (used in) provided by financing activities                (97,987)    (2,182,800)        24,000
                                                                            -----------    -----------    -----------

             Net (decrease) increase in cash and cash equivalents              (217,959)       (77,644)     2,720,670

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,482,363      3,560,007        839,337
                                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 3,264,404    $ 3,482,363    $ 3,560,007
                                                                            ===========    ===========    ===========


See notes to consolidated financial statements

                         MOVIEFONE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1997 and 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business--MovieFone, Inc. and its wholly-owned subsidiary (the "Company") provide interactive advertising, information, and ticketing services to the motion picture industry and moviegoers through its interactive telephone movie guide ("MovieFone") and its online service ("moviefone.com"). The Company's primary sources of revenue include (1) advertising sales on MovieFone and moviefone.com to motion picture studios and other advertisers, (2) service fees for movie tickets sold to the public via MovieFone's and moviefone.com's teleticketing service, (3) sponsorships and other promotional services to local media and credit card companies, and (4) other revenue which primarily includes software licenses, service and installation fees, and hardware sales from Mars theater management systems sales.

         Basis of Presentation--The consolidated financial statements include the accounts of MovieFone, Inc. and its wholly-owned subsidiary, MF Investments, Corp. ("MFI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Earnings Per Share-- SFAS No. 128, "Earnings per Share" requires the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. For December 31, 1998, 1997 and 1996, the weighted average number of common shares outstanding was calculated excluding stock options of 1,037,169, 873,869 and 707,444, respectively, as they are antidilutive.

         Revenue Recognition and Barter Services--Ticket service fee revenue is recognized upon the sale of tickets to a buyer. Ticket service fee revenue is net of ticket purchases of approximately $25,601,300, $23,500,000, and $16,004,000 in 1998, 1997 and 1996, respectively, as well as allowances for disputed charges and refunds of approximately $234,000, $235,000, and $404,000 in 1998, 1997 and 1996, respectively.

         Advertising revenue for MovieFone is based on a per call charge and is recognized as calls are received. Moviefone.com advertising revenue is based on a per user charge and is recognized as users log onto the website. Previews advertising revenue is based on a per preview charge and is recognized upon initial setup of the Preview on MovieFone.

         Sponsorship revenue includes barter services revenue as well as promotional fees. All promotional fees are deferred and amortized over the sponsorship period. Deferred sponsorship revenue as of December 31, 1998, 1997, and 1996 was $1,073,000, $31,000, and $13,000, respectively. The Company's barter revenue is generated via the exchange of MovieFone advertising time and MovieLink advertising space for various sponsor media services. These barter transactions and other services are reported at the estimated fair market value of the sponsor media services received, and revenues and expenses are recorded as these barter services are provided or received. Amounts reported as both sponsorship revenue and advertising and promotions expense were approximately $5,033,000, $4,939,000, and $4,149,000 in 1998, 1997 and 1996, respectively. These cross-promotion barter transactions resulted in no receivables or liabilities as of December 31, 1998 and 1997.

         Other revenue primarily includes software license, service and installation fees, and hardware sales from Mars theater management systems. Software license and installation fees, as well as hardware sales are recognized upon installation of the system in the movie theater. Service fees are deferred and amortized to revenue over the service period.

         Cash and Cash Equivalents--Cash and cash equivalents include cash on hand and in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased.

         Investments- The Company's long-term investments at December 31, 1998 and 1997 consist of United States Treasury notes with maturities greater than one year from the balance sheet date. All investments are recorded on a trade date basis. During 1997, the Company's investments were reclassified from held-to-maturity to available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investments are carried at fair market value with unrealized holding gains and losses reported as other comprehensive income. Investments were previously accounted for at amortized cost. The Company's decision to sell investments originally intended to be held to maturity was due to the need for funds to purchase treasury stock.

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

         Research and Development Costs--Costs incurred for the development of proprietary software are expensed as incurred and for the years ended December 31, 1998, 1997 and 1996 were approximately $392,000, $303,000, and $369,000, respectively.

         Advertising and promotion costs are expensed as incurred. Trailer production costs are capitalized and expensed at the time that the trailer is distributed to exhibitors. Total advertising and promotion expenses were $8,145,422, $6,563,561, and $5,393,665 for the years ended December 31, 1998, 1997 and 1996 respectively. Included in prepaid expenses and other current assets was $546,603, and $166,403 at December 31, 1998 and 1997, respectively relating principally to trailer production costs.

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

         Fair value of financial instruments--Fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997. The estimated fair value, which approximates cost, of cash and cash equivalents, accounts receivable, due from officer, due to affiliates, accounts payable and accrued expenses are reflected in the consolidated balance sheets. The fair value of investments is based on quoted market prices as presented in
Note 2.

         Recently issued accounting standard -- In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will require new disclosures to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedging activities and will take effect in 2000. The Company does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.

2.  INVESTMENTS

         The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of December 31, 1998 are as follows:


                                                              Gross                Gross
                                                              Unrealized           Unrealized
                                            Amortized         Holding              Holding     Fair
                                            Cost              Gains                Losses           Value
                                            ----              -----                ------           -----
Debt securities issued by the
U.S. Treasury with maturities:
   In 1 year or less                        $5,327,950        $46,547              $110,629    $5,263,868
   After 1 year through 5 years             $3,517,688        $47,388              $     --    $3,565,076



         Proceeds from sale of investment securities available-for-sale during 1998 were $6,405,292 and related net realized losses included in income were $6,195. The cost of the investment securities sold was based on the specific identification method.

         The amortized, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of December 31, 1997 are as follows:

                                                      Gross             Gross
                                                      Unrealized        Unrealized
                                     Amortized        Holding           Holding          Fair
                                        Cost          Gains             Losses           Value
                                        ----          -----             ------           -----
Debt securities issued by the
U.S. Treasury with maturities:
   After 1 year through 5 years     $12,049,181      $124,719            $22,799        $12,151,101

         Proceeds from the sale of investment securities available-for-sale during 1997 were $4,119,939 and related net realized gains included in income were $28,577. The cost of the investment securities sold was based on the specific identification method.

Stock Warrants

     In September 1998, the Company entered into a Strategic Marketing Agreement with Big Star Entertainment, Inc. ("Big Star"), a non-public company. These warrants are recorded at no value since information is unavailable to determine such value. The agreement includes the sale and delivery fulfillment of filmed entertainment via the Internet of videocassettes, laser discs, and DVD's by Big Star to the Company's Movielink customers. As part of the agreement, Big Star issued the Company warrants to purchase up to 35,000 shares of Big Star at $5.80 per share, and up to an additional 50,000 shares of Big Star at $7.25 per share. The warrants expire in September 2001.

3.       PROPERTY AND EQUIPMENT

                                                      December 31,
                                            -------------------------------
                                                  1998             1997
                                                  ----             ----

Computer equipment                          $  4,603,877        $3,363,427
Theater equipment                              1,323,205         1,323,205
Capitalized software costs                       795,858           795,858
Telephone equipment                              187,762           187,762
Furniture, fixtures, and lease-
hold improvements                                424,625           401,429
                                                --------          --------

                                               7,335,327         6,071,681
Less accumulated depreciation
and amoritization                              5,493,357         4,569,828
                                               ---------         ---------
                                            $  1,841,970        $1,501,853
                                               =========         =========

         Capitalized software costs are recorded in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and relate solely to the costs incurred for the Company's theater management system, which provides theaters with a complete management system for all movie theater scheduling, ticketing and concession operations. Capitalized software costs are being depreciated on a straight-line basis over a three year period which began January 1, 1996. Depreciation expense for capitalized software costs for each of the three years ended December 31, 1998, 1997, and 1996 was $265,286.

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                                            December 31,
                                                              --------------------------------------
                                                                    1998                      1997
                                                                    ----                      ----
Accrued payroll, bonuses and related taxes                    $ 1,617,287               $  1,019,364
Accrued pension and vacation benefits.......................      688,318                    490,918
Accrued professional fees....................................     526,808                    367,609
Deferred revenue.............................................   1,684,942                    147,535
Other........................................................     536,134                    263,103
                                                              -------------             ------------
                                                              $ 5,053,489                $ 2,288,529
                                                              ===========               ============


5.  RELATED PARTY TRANSACTIONS

         The Company enters into various transactions in connection with its operations with companies whose officers, directors and partners are also officers and/or shareholders of MovieFone, Inc. (collectively, "Related Party").

         During 1998, 1997, and 1996, the Company had an agreement with a Related Party for the provision of certain administrative and other services. During the years ended December 31, 1998, 1997, and 1996, the Related Party was paid approximately $188,000, $191,000, and $264,000, respectively for such services. During 1998, 1997, and 1996, various Company employees provided certain administrative and professional services to a Related Party. The Company charged the Related Party approximately $27,000, $32,000, and $59,000 for these services for the years ended December 31, 1998, 1997, and 1996 respectively.

6.  INCOME TAXES

         There was no income tax expense or benefit for 1998, 1997 and 1996 due to the operating losses incurred.

         The major sources of temporary differences and their tax effect are as follows:

                                                    December 31,
                                            -----------------------------
                                                1998             1997
                                                ----             ----
Deferred tax asset:
     Net operating loss carry forward       $6,083,000      $  5,142,000
     Accrued expenses and other                123,000           246,000
     Valuation allowance                    (6,206,000)       (5,388,000)
                                            -----------     ------------
Net deferred tax asset after
valuation allowance                         $       --      $        --
                                            -----------     ------------

         The Company has available federal net operating loss carry forwards to offset future taxable income of approximately $15,600,000 which expire in 2003 through 2018.

7. COMMITMENTS AND CONTINGENCIES

         At December 31, 1998, the Company was committed under operating leases for office space, expiring at various dates through 2003, requiring minimum annual rental payments as follows:

                 1999                                             $ 630,485
                 2000                                               462,820
                 2001                                               498,518
                 2002                                               498,912
                 2003                                               333,008
                                                                 ----------
                                                                 $2,423,743
                                                                 ==========

         Rental expense under such leases totaled $675,300, $322,600, and $274,800 for the years ended December 31, 1998, 1997 and 1996, respectively.

         On November 1, 1994 the Company filed a Demand for Arbitration ("Demand") with the American Arbitration Association ("AAA") against Pacer/CATS Corporation ("Pacer/CATS") in an action entitled PromoFone, Inc. et al. v. Pacer/CATS Corporation. The Demand alleged that Pacer/CATS has failed to perform its obligations under the February 14, 1992 between Promofone, Inc. and Pacer/CATS and promoted the services of Ticketmaster Corp. ("Ticketmaster"). The Demand sought an injunction and damages in an unspecified amount. Evidentiary hearings in the arbitration began September 30, 1996 and concluded on April 11, 1997. Final briefs were filed during May and June of 1997 and closing arguments in the arbitration were heard on June 10, 1997. On July 23, 1997, a unanimous panel of three arbitrators awarded the Company $22,751,250 in monetary damages against Pacer/CATS, its successors and assigns, and all persons or entities acting in concert with them. On July 24, 1997, the Company filed a petition in the Supreme Court of the State of New York to confirm the arbitration award. On November 20, 1997, the Supreme Court of the State of New York confirmed the arbitration award and the decision was entered on November 25, 1997. On February 23, 1998, the arbitration award was entered as a valid, enforceable judgment. To date, the Company has not received any proceeds from the award.

         On May 29, 1998 the Company filed a petition in the Supreme Court of the State of New York, requesting that Pacer/CATS/CCS ("CCS"), as a successor to Pacer/CATS, be held in civil contempt for violating the injunctive relief provisions of the arbitration award. The petition requested the court award the Company monetary damages for CCS' violation of the injunction.

         Evidentiary hearings hearings were held in the Supreme Court of the State of New York on August 24, 25, and 27, 1998. On September 18, 1998, the parties submitted post-hearing briefs in support of their positions. On October 13, 1998, each party submitted a reply to the other party's post-hearing brief. On November 23, 1998, the Supreme Court of the State of New York awarded the Company judgment in the amount of $1,383,241 in monetary damages as a result of CCS' violation of the Court's order confirming the arbitrator's injunction. The judgement was entered on November 24, 1998. To date, the Company has not received any proceeds from the award.

         On March 17, 1995, the Company filed an action against Ticketmaster in the U.S. District Court for the Southern District of New York, alleging that Ticketmaster violated the federal antitrust laws and the common laws of New York. In particular, the Company alleged that Ticketmaster violated the Sherman Act by entering into unlawful exclusive-dealing contracts, by making unlawful acquisitions, and by engaging in other exclusionary conduct including the acquisition of PCC Management, Inc. ("PCC"). The Company also alleges that Ticketmaster tortiously interfered with the Company's contract with PCC, tortiously interfered with the Company's prospective business relationships, otherwise interfered with business relationships of the Company, misappropriated the Company's trade secrets, breached the contractual obligations it assumed as an affiliate of PCC, and engaged in unfair competition. On March 4, 1997, the Company filed an amended complaint against Ticketmaster, adding a federal claim of racketeering and additional antitrust and tort claims. On April 17, 1997, Ticketmaster filed a motion to dismiss all federal claims in the amended complaint. On August 15, 1997, the Company submitted its opposition to the motion to dismiss. Ticketmaster submitted a reply to the opposition on November 19, 1997. On January 6, 1998, the Company submitted a sur-reply to Ticketmaster's reply. Ticketmaster submitted a response to the Company's sur-reply on January 28, 1998. No decision has been rendered by the Court to date.

8. EMPLOYEE BENEFITS AND EMPLOYMENT AGREEMENTS

         The Company participates in a related party sponsored noncontributory defined benefit pension plan, which covers substantially all salaried employees. Normal benefits, payable beginning at age 65, are based on employee's length of service and earnings. Benefits are payable in an annuity form for a period of at least 10 years and thereafter for the life of the participant. For the years ended December 31, 1998, 1997 and 1996 pension expense was approximately $150,000, $83,000, and $121,000, respectively.

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

         The activity in the plan is presented below:


                                             ----------------------------------------------
                                                                                  Weighted
                                                                                  Average
                                                                                  Exercise
                                               Shares Under     Price Range       Price
                                                  Option        Per Share         Per Share
                                             ----------------------------------------------
Outstanding December 31, 1995.............       667,694        $  3.19-11.50     $ 3.94
Granted...................................       173,000           3.63- 4.50       4.05
Exercised.................................        (6,000)                4.00       4.00
Expired or canceled......................       (127,250)          3.19- 4.19       3.86
                                              ---------------------------------------------
Outstanding December 31, 1996.............       707,444        $  3.19-11.50     $ 3.98
Granted...................................       243,000           4.25- 7.50       4.72
Exercised.................................       (11,188)          3.19- 4.19       3.32




Expired or canceled.......................       (65,387)          3.19- 4.25       3.77
                                              ---------------------------------------------
Outstanding December 31, 1997.............       873,869        $  3.19-11.50     $ 4.21
Granted...................................       271,000           6.81-10.25       7.85
Exercised.................................       (17,950)          3.19- 4.25       3.74
Expired or canceled......................        (89,750)          3.63- 7.75       5.11
                                              ---------------------------------------------
Outstanding December 31, 1998............      1,037,169        $  3.19-$11.50    $ 5.09
                                              ---------------------------------------------
Exercisable December 31, 1996............        118,036        $  3.19- 11.50    $ 3.92
Exercisable December 31, 1997............        196,644        $  3.19- 11.50    $ 3.96
Exercisable December 31, 1998............        376,859        $  3.19- 11.50    $ 4.23
                                              ---------------------------------------------


         For options outstanding and exercisable at December 31, 1998, the exercise price ranges and weighted average prices and remaining lives were as follows:



                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                            -------------------                          -------------------
                                             Weighted-
                                              Average
                               Outstanding    Remaining          Weighted-            Exercisable     Weighted-
    Range of Exercise             as of       Contractual      Average Exercise          as of        Average
         Prices                 12/31/1998       Life              Price               12/31/1998     Exercise Price
         ------                 ----------       ----              -----               ----------     --------------
   $ 2.30        $ 3.45          294,394         5.4               $ 3.19                205,234       $ 3.19
   $ 3.45        $ 4.60          414,775         7.2               $ 4.25                136,624       $ 4.26
   $ 4.60        $ 5.75           50,000         8.8               $ 5.50                  5,000       $ 5.50
   $ 5.75        $ 6.90          127,000         9.1               $ 6.81                      0       $ 0.00
   $ 6.90        $ 8.05           16,000         8.4               $ 7.31                  3,001       $ 7.17
   $ 8.05        $ 9.20           32,000         9.6               $ 8.36                      0       $ 0.00
   $ 9.20        $10.35           76,000         9.6               $ 9.80                      0       $ 0.00
   $10.35        $11.50           27,000         5.4               $11.50                 27,000       $11.50
                               ---------                                                 -------
                               1,037,169         7.2               $ 5.09                376,859       $ 4.23
                               =========                                                 =======


         The Company has reserved 1,400,000 shares of Class A Common Stock for issuance under this plan.

         The estimated fair value on the date of grant of options granted during 1998, 1997, and 1996 ranged from $4.16 to $7.14, $2.48 to $5.03, and
$1.69 to $2.10, respectively. The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's pro forma net loss and loss per share for 1998, 1997, and 1996 would have been

$3.56 million and $.29 per share, $1.97 million and $.16 per share, and $2.13 million and $.17 per share, respectively.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of weighted average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rate of 4.54% to 4.58%, 5.71% to 5.75%, and 6.12% to 6.14%, respectively, no dividend yield for all years, expected life of 5 and 7 years, 5 and 7 years, and 5 years, respectively, and expected volatility of 69.4%, 62.72%, and 43.11%, respectively.

NOTE 11.  SUBSEQUENT EVENTS

         On February 1, 1999, the Company entered into an Agreement and Plan of Merger with America OnLine, Inc. ("AOL"), pursuant to which the Company will be merged with and into AOL and the Company will become a wholly-owned subsidiary of AOL. AOL is a global leader in branded interactive services and content operating two of the world's leading internet on-line services, a local on-line city resource network, and a number of Web-based properties.

         Each outstanding share of common stock of the Company will be converted into a fraction of a share of AOL's common stock. The fraction will be determined based on the average closing price per share of AOL common stock on the New York Stock Exchange for the 20 consecutive trading days ending two trading days before the completion of the merger. Consummation of the merger is expected to occur during the spring of 1999, and is subject to various conditions, including, but not limited to, approval by the stockholders of the Company. The merger will be accounted for as a pooling of interests.

         The Company has entered into a lease commitment for office space in White Plains, New York. The lease commitment provides for minimum rentals for twelve years, excluding renewal options. Minimum annual rental payments will approximate $7.6 million over the lease term.

EXHIBIT INDEX
-------------

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

4.3 Stock Option Agreement dated as of February 1, 1999, between MovieFone, Inc. and America Online, Inc. (incorporated by reference to
         Exhibit 4.1 of the registrant's Current Report on Form 8-K, dated February 9, 1999)

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

10.12 Letter Agreement, dated as of February 14, 1992, between The Teleticketing Company, L.P. and Pacer/CATS Corporation (incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 3-76062).

10.13 Sublease, dated as of March 1, 1994, by and among The Falconwood Corporation and Brody, White & Company, Inc., as sublessors, and TheTeleticketing Company, L.P. and Promofone, Inc., as sublessees (incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.14 Facilities Service Agreement, dated as of March 1, 1994, by and among The Falconwood Corporation and The Teleticketing Company, L.P. and PromoFone, Inc (incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

10.15 Employment Agreement between MovieFone, Inc. and Andrew R. Jarecki (incorporated by reference to Exhibit 10.15 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).*

10.16 Employment Agreement between MovieFone, Inc. and Adam H. Slutsky (incorporated by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).*

10.17 Employment Agreement between MovieFone, Inc. and J. Russell Leatherman (incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (FIle No. 33-76062)).*

10.18 Agreement and Plan of Merger among America Online, Inc., MF Acquisition Corporation and MovieFone Inc., dated as of February 1, 1999 (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K, dated February 9, 1999)

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the registrant's Registration Statement on Form S-1, dated May 13, 1994 (File No. 33-76062)).

23       Independent Auditors' Consent

27       Financial Data Schedule

--------------------------------------

* As required by Item 14, each of Exhibits 10.1 and Exhibits 10.15 through
  10.17 is hereby identified as a management contract or compensatory plan or arrnangement.