Form 10-Q
period 1999-03-31
MOVIEFONE INC
filed 1999-05-17
CIK 919867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1999
                      ------------------------------------

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23600

                                 MOVIEFONE, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                         13-3757816
                     --------                         ----------
             (State or other jurisdic-             (I.R.S. Employer
             tion of incorporation or             Identification No.)
                   organization)

              335 MADISON AVENUE, NEW YORK, NEW YORK      10017
              --------------------------------------      -----
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      CLASS                          OUTSTANDING AT MAY 14, 1999
                      -----                          ---------------------------

Common stock, Class A par value $.01 per share                 5,347,970
Common stock, Class B par value $.01 per share                 7,080,053

                         MOVIEFONE, INC. AND SUBSIDIARY

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

                         MOVIEFONE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 March 31,      December 31,
                                                                                   1999             1998
                                                                                ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  1,911,713    $  3,264,404
   Short-term investments                                                          5,311,892       5,263,868
   Trade accounts receivable, less allowance for uncollectible accounts
      of $111,000 and $71,000 in 1999 and 1998, respectively                       3,327,927       5,603,400
   Prepaid expenses and other current assets                                         999,805       1,305,431
   Inventory                                                                         368,952         241,374
                                                                                ------------    ------------
     Total current assets                                                         11,920,289      15,678,477

PROPERTY AND EQUIPMENT, net                                                        2,157,620       1,841,970

LONG-TERM INVESTMENTS                                                              3,414,341       3,565,076

OTHER ASSETS                                                                         176,793         176,193
                                                                                ------------    ------------

   TOTAL ASSETS                                                                 $ 17,669,043    $ 21,261,716
                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to related parties, net                                                  $     68,230    $     33,323
   Accounts payable                                                                2,109,459       2,638,172
   Accrued expenses and other current liabilities                                  4,857,277       5,053,489
                                                                                ------------    ------------
     Total current liabilities                                                     7,034,966       7,724,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized, no shares issued
  Common Stock, par value $.01 per share; 30,000,000 shares authorized;
    5,756,235 and 5,755,085 shares in 1999 and 1998, respectively, of Class A
    Common Stock
     issued and outstanding;                                                          57,562          57,550
    7,080,053 shares in 1999 and 1998, respectively,
    of Class B Common Stock issued and outstanding                                    70,801          70,801

  Additional paid-in capital                                                      34,388,463      34,383,227
  Accumulated other comprehensive income                                               3,704          85,226
  Accumulated deficit                                                            (21,501,415)    (18,675,034)
                                                                                ------------    ------------
                                                                                  13,019,115      15,921,770
   Less: Treasury Stock, at cost;
   421,900 shares in 1999 and 1998, respectively                                  (2,385,038)     (2,385,038)
                                                                                ------------    ------------
     Total stockholders' equity                                                   10,634,077      13,536,732
                                                                                ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                $ 17,669,043    $ 21,261,716
                                                                                ============    ============

See notes to condensed consolidated financial statements.

                         MOVIEFONE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------
REVENUE
  Advertising revenue                           $  2,937,142    $  2,864,006
  Sponsorship revenue                              2,270,792       1,257,471
  Ticket service fees, net                           716,758       1,371,814
  Other revenue                                      711,829         681,318
                                                ------------    ------------
    Total revenue                                  6,636,521       6,174,609
                                                ------------    ------------

COST OF SERVICES
  Advertising commissions                            147,942         110,660
  Ticket sales servicing and transaction fees        128,014         314,917
  Telecommunications                                 636,180         417,681
  Other expenses                                      62,108         104,190
                                                ------------    ------------
    Total cost of services                           974,244         947,448
                                                ------------    ------------
    Gross Profit                                   5,662,277       5,227,161

OTHER COSTS AND EXPENSES
  Selling, general and administrative              4,449,084       3,124,108
  Advertising and promotions                       2,782,581       1,623,407
  Merger-related costs                             1,230,000              --
  Depreciation and amortization                      180,234         198,457
  Investment income                                 (153,241)       (211,141)
                                                ------------    ------------
    Total other costs and expenses                 8,488,658       4,734,831
                                                ------------    ------------
NET (LOSS) INCOME                               $ (2,826,381)   $    492,330
                                                ============    ============
NET (LOSS) INCOME PER COMMON SHARE:
     BASIC                                      $      (0.23)   $       0.04
                                                ============    ============
     DILUTED                                    $      (0.23)   $       0.04
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     BASIC                                        12,413,618      12,417,386
                                                ============    ============
     DILUTED                                      12,413,618      12,826,700
                                                ============    ============

See notes to condensed consolidated financial statements.

                         MOVIEFONE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1999           1998
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                $(2,826,381)   $   492,330
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                     180,234        198,457
      Amortization of premium/discount on investments                    21,189             --
      Net loss on sales of investments                                       --        (17,547)
      Barter services received                                        1,552,165      1,188,097
      Barter services provided                                       (1,552,165)    (1,188,097)
      Net changes in assets and liabilities                           1,762,903       (807,711)
                                                                    -----------    -----------
            Net cash used in operating activities                      (862,055)      (134,471)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                               --     (3,154,243)
      Sales of investments                                                   --      3,243,661
      Purchases of property and equipment                              (495,884)      (234,364)
                                                                    -----------    -----------
            Net cash used in investing activities                      (495,884)      (144,946)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds from exercise of stock options                             5,248          2,143
                                                                    -----------    -----------
            Net cash provided by financing activities                     5,248          2,143
                                                                    -----------    -----------
            Net decrease in cash and cash equivalents                (1,352,691)      (277,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,264,404      3,482,363
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,911,713    $ 3,205,089
                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

MOVIEFONE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements of MovieFone, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3. The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will require new disclosures to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedging activities and will take effect in 2000. The Company does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.

4. SFAS No. 128, "Earnings per Share" requires the dual presentation of basic and diluted earnings per share ("EPS"). Basis EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 1999 and 1998, the weighted average number of common shares outstanding was calculated excluding stock options of 1,030,019 and 524,030, respectively, as they are antidilutive.

5. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established disclosure standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive (loss) income for the three months ended March 31, 1999 and 1998 was ($2,907,903) and $452,118, respectively.

6. On February 1, 1999, the Company entered into an Agreement and Plan of Merger with America OnLine, Inc. ("AOL"), pursuant to which the Company will be merged with and into AOL and the Company will become a wholly-owned subsidiary of AOL. AOL is a global leader in branded interactive services and content operating two of the world's leading internet on-line services, a local on-line city resource network, and a number of Web-based properties.

    Each outstanding share of common stock of the Company will be converted into a fraction of a share of AOL's common stock. The fraction will be determined based on the average closing price per share of AOL common stock on the New York Stock Exchange for the 20 consecutive trading days ending two trading days before the completion of the merger. Consummation of the merger is expected to occur in May 1999, and is subject to various conditions, including, but not limited to, approval by the stockholders of the Company. The merger will be accounted for as a pooling of interests.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

First quarter total revenue increased 7% from $6.17 million in 1998 to $6.64 million in 1999. Advertising revenue increased 3% from $2.86 million in 1998 to $2.94 million in 1999. The increase in advertising revenue was primarily due to an increase in advertising rates. Sponsorship revenue increased 81% from $1.26 million in 1998 to $2.27 million in 1999 primarily due to a significant increase in sponsorship fees paid by American Express for a national sponsorship and an increase in the number of sponsorships and other promotional services local media. Ticket service fees decreased by 48% from $1.37 million in the first quarter of 1998 to $0.72 million in the first quarter of 1999. The decrease in ticket service fees is primarily due to the lack of a "hit" movie to drive ticket sales in the first quarter of 1999 to the same degree that "Titanic" was able to do in the first quarter of 1998. Other revenue increased 4% from $0.68 million in 1998 to $0.71 million in 1999. Other revenue is comprised of revenue earned from the Company's emerging business units, consisting primarily of sales of the Company's Mars theater management system.

Total cost of services increased 3% from $0.95 million in the first quarter of 1998 to $0.97 million in the first quarter of 1999. These costs increased as a result of an increase in telecommunications expense arising from the company's continuing expansion of its network infrastructure.

First quarter gross profit increased 8% from $5.23 million in 1998 to $5.66 million in 1999.

Total other costs and expenses increased 79% from $4.73 million in the first quarter of 1998 to $8.49 million in the first quarter of 1999. This increase is primarily attributable to $1.23 million of merger-related costs incurred in the first quarter of 1999 (refer to Note 6 for additional information on merger). Other costs and expenses also increased as a result of increases in personnel expense associated with the hiring of additional staff in the Company's core advertising and ticket sales businesses, the development of the Company's emerging business units, and the increase in advertising and promotion expenses.

The first quarter net loss in 1999 is $2.83 million ($0.23 per share) compared to the first quarter net income in 1998 of $0.49 million ($0.04 per share).

The combined number of calls received and sessions logged by the Company's MovieFone and moviefone.com services decreased 4% from 25.8 million in the first quarter of 1998 to 24.7 million in the first quarter of 1999. The Company believes that the decreased volume was the result of a estimated 12% decrease in movie theater attendance.

The number of tickets sold by the Company's MovieFone and moviefone.com services decreased 28% from 1.06 million in the first quarter of 1998 to 0.76 million in the first quarter of 1999. The Company believes its ticket sales are to some extent driven by the release of "hit" movies, since moviegoers attending these movies are more likely to buy tickets in advance using the Company's service in order to avoid being sold-out from these movies. The Company believes that its ticket sales in the first quarter of 1998 were driven to some extent by the extraordinary performance of a single "hit" movie, "Titanic". The Company also believes that the lack of a similarly strong film in the first quarter of 1999 contributed to both the decline in the Company's ticket sales and an estimated 12% decline in movie theater attendance.

Liquidity and Capital Resources

The Company's primary capital requirements are to maintain its operations, to fund the investment required to establish MovieFone in additional markets and teleticketing at additional theaters, and to develop new businesses.

The Company's cash balance decreased 41% from $3.26 million at December 31, 1998 to $1.91 million at March 31, 1999.

The Company utilized $0.86 million of cash in operating activities. Net cash flows used in investing activities were $0.50 million for purchases of property and equipment.

The Company does not have any significant outstanding commitments for capital expenditures, but intends to incur such expenditures for expansion of its core businesses and development of its new businesses.

Net cash flows provided by financing activities was $0.01 million due to stock option exercises.

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

The total cost of the Year 2000 project is estimated at $800,000 and is being funded through operating cash flows. To date the Company has incurred approximately $300,000 related to the assessment of, and efforts in connection with, its Year 2000 project and the development of its remediation plan. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. In the event that the Company's material systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

The information set forth in the preceding four paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).

The preceding "Year 2000 Issue" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's belief or expectations regarding future events. When used in the "Year 2000 Issue" discussion, the words "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flows and earnings are not subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates. The Company does not enter into financial instruments for speculation or trading purposes.

Part II  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                 None

         (b) The Company filed a Form 8-K on February 9, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOVIEFONE, INC.
                                        (Registrant)







Date: May 14, 1999                     /s/ ADAM H. SLUTSKY
                                       -----------------------------------
                                       Adam H. Slutsky, Chief Financial
                                       Officer and Chief Operating Officer
                                       (Duly authorized signatory)